Form 10-Q
period 2008-09-30
JETPADS, INC.
filed 2008-10-28
CIK 1438392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________

COMMISSION FILE NUMBER 333-151867

JETPADS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	26-2347451
(State or other jurisdiction of incorporation or	(IRS Employer Identification Number)
organization)

650 S. HILL ST. #J-4, LOS ANGELES, CA 90014

(Address of principal executive offices)

(310) 728-6579
(Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[   ]

Accelerated filer

[   ]

Non-accelerated filer

[   ] (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As at October 31, 2008 there were 10,000,000 common shares issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

jetPADS, Inc.

(A Development Stage Company)

Financial Statements (Unaudited)

For the Three and Six Months Ended September 30, 2008 and

The Period from March 26, 2008 (Inception)

to September 30, 2008

jetPADS, Inc.

(A Development Stage Company)

Index to the Unaudited Financial Statements

For the Three and Six Months Ended September 30, 2008 and the

Period from March 26, 2008 (Inception)

to September 30, 2008

  Page(s)

Balance Sheets as of September 30, 2008 and March 31, 2008

3

Statement of Operations for the three and six months ended September 30, 2008 and the Period from March 26, 2008 (Inception) to September 30, 2008

4

Statement of Cash Flows for the six months ended September 30, 2008 and the Period from March 26, 2008 (Inception) to September 30, 2008

5

Notes to the Unaudited Financial Statements                                                                                  6-9

jetPADS, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2008	March 31, 2008

ASSETS	(unaudited)

Current assets
Cash	$86	$-
Total current assets	86

Total assets	$86	$-

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities	-	-

Shareholders' Equity
Common stock, par value $.001, 100,000,000 shares
authorized, 10,000,000 shares issued and outstanding	10,000	-
Deficit accumulated during the development stage	(9,914)	-
Total shareholders' deficit	86

Total liabilities and shareholders' equity	$86	$-

See accompanying notes to the financial statements

jetPDAS, Inc
(A Development Stage Company)
Statement of Operations (unaudited)

	Three months ended September 30, 2008	Six months ended September 30, 2008	For the period March 26, 2008 (inception) to June 30, 2008

Revenues
Sales Revenue	$-	$-	$-
Total revenue	-	-	-

Operating Expenses
Professional fees	783	7,088	7,088
Other general & administrative	2,587	2,826	2,826
Total operating expenses	3,370	9,914	9,914

Operating loss	(3,370)	(9,914)	(9,914)

Net loss applicable to shareholders	$(3,370)	$(9,914)	$(9,914)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	10,000,000	7,283,967

See accompanying notes to the financial statements

jetPADS, Inc
(A Development Stage Company)
Statements of Cash Flows (unaudited)

	Six months ended September 30, 2008	For the period March 26, 2008 (inception) to June 30, 2008

Cash flows from operating activities
Net loss	$(9,914)	$(9,914)
Net cash used in operating activities	(9,914)	(9,914)

Cash flows from financing activities
Proceeds from sale of stock	10,000	10,000
Net cash provided by financing activities	10,000	10,000

Increase in cash	86	86
Cash at beginning of period	-	-
Cash at end of period	$86	$86

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements

jetPADS, Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the three and six months ended September 30, 2008 and the period from March 26, 2008 (Inception) to September 30, 2008

1.  ORGANIZATION

jetPADS, Inc. (the “Company”) was incorporated on March 26, 2008 in the State of Nevada.  Its operations are primarily based in Los Angeles, CA.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year-end is March 31.

The Company plans to pursue the business of securing contracts on existing luxury homes, condominiums, apartments and hotels.  Once the contracts have been secured, the Company will provide further high-end luxurious amenities and ultimately sell or rent its products to third parties.  To date, the Company’s activities have been limited to its formation and general start up activities associated with its business plan.

DEVELOPMENT STAGE COMPANY

The Company has not earned any revenues as of September 30, 2008 in accordance with its business plan.  Accordingly, the Company is considered to be a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

2.  SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

CASH AND CASH EQUIVALENTS

Cash includes cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $86 in cash at September 30, 2008.

INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.

jetPADS, Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the three and six months ended September 30, 2008 and the period from March 26, 2008 (Inception) to September 30, 2008

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME OR (LOSS) PER SHARE OF COMMON STOCK

The Company has adopted SFAS No. 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended September 30, 2008:

	Three months ended September 30, 2008	Six months ended September 30, 2008

Net loss	$(3,370)	$(9,914)
Weighted average common shares
outstanding (Basic)	10,000,000	7,283,967
Weighted average common shares
outstanding (Diluted)	10,000,000	7,283,967
Net loss per common share (Basic and Diluted)	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and related party payables it will likely incur in the near future.  The Company places its cash with financial institutions of high credit worthiness.  At times, its cash with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, FASB issued Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies.

jetPADS, Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the three and six months ended September 30, 2008 and the period from March 26, 2008 (Inception) to September 30, 2008

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

In May 2008, FASB issued Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This pronouncement has no effect on this Company’s financial reporting at this time.

In March of 2008 the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labelled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

jetPADS, Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the three and six months ended September 30, 2008 and the period from March 26, 2008 (Inception) to September 30, 2008

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2007, the FASB issued SFAS No.141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS 141 (R) and SFAS 160 are effective for the fiscal year beginning April 1, 2009.  The adoption of SFAS 141(R) and SFAS 160 has not impacted the Company’s financial statements.

3.  STOCKHOLDERS’ EQUITY

AUTHORIZED STOCK

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the shareholder of the Company is sought.

SHARE ISSUANCES

At September 30, 2008, the Company had 10,000,000 common shares issued and outstanding. There are no preferred shares authorized, issued or outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

4.  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of September 30, 2008, the Company had minimal operational activity.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to fund both, capital and working capital expenditures, and further developing and implementing its business plan through the securing of contracts on existing luxury homes, condominiums, apartments and hotels.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESUTS OF OPERATIONS

The following plan of operation should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Statements contained herein which are not historical facts are forward-looking statements, as that term is defined by the Private Securities Litigation Reform Act of 1995, including statements relating to our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

OVERVIEW

The Company began operations in March 2008. The Company plans to secure 100 contracts with prospective homeowners through the contacts and connections of its president and director, Mr. Kanaat.  Mr. Kanaat’s contacts luxurious homes and condominiums around the world and have tentatively agreed to participate in the jetPAD Homes program.

The Company hopes to successfully secure 100 real estate contracts and implement its brand development strategy by placing key advertisements strategically throughout print and web-based media.  While focusing on fostering its brand and continuously securing additional high-end properties worldwide, the Company will simultaneously launch into a sales campaign, utilizing an Enterprise version of the TenantWIZ Vacation Rental Software system to manage and close all sales leads.

The Company’s operating strategies will be primarily based around securing and marketing jetPAD luxury homes and condominiums in its first phase of development.

The Company’s founder, Mr. Kanaat, will utilize his connections to create a base inventory of secured luxury properties worldwide to be used in the marketing & advertising of jetPAD Homes.  Sales associates and concierge staff will be hired as customers begin signing up for memberships for the jetPAD Homes program.  At this time, the Company has no specific date established to hire sales associates and concierge staff.

The Company will operate its day-to-day business by utilizing an Enterprise version of the TenantWIZ Vacation Rental Software system which will track all leads, sales, properties, digital contracts, and more through one streamlined system.  It will work to foster its brand, while striving to deliver excellent service at competitive prices. The Company will be known for providing high-end luxury homes and condominiums around the world to members based on a quarterly or annual fee as well as varying booking fees per property.

RESULTS OF OPERATIONS

The Company has begun negotiating contracts with homeowners for inclusion in the jetPAD Homes worldwide luxury rental inventory.  It will implement its plan for marketing these properties and building the jetPADS brand once it has completed securing these contracts.

We have generated no revenues since inception and have incurred $3,370 in expenses through September 30, 2008.

As of June 30, 2008, the Company had cash on had of $86 and no other assets.  We had no liabilities.

The following discussion should be read in conjunction with the Company's Financial Statements and notes thereto appearing elsewhere in this Prospectus.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an start-up corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the development of out business plan, and possible cost overruns due to price and cost increases in services.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Robert Kanaat, our Chief Executive and Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this quarterly report (the Evaluation Date).  Based on such evaluation, he has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting us on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act.

Management's Report on Internal Control over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Our principal financial officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008 as required by the Securities Exchange Act of 1934 Rule

13a-15(c). In making this assessment, our principal financial officer used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework.” Our principal financial officer concluded that our company’s internal control over financial reporting was effective, as of September 30, 2008, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our principle financial officer concluded that there were no material weaknesses in our internal controls and procedures.

Changes in Internal Controls

There were no significant changes in our internal controls or, to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date the Company carried out this evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECUIRITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included with this filing. Those marked with an asterisk (*) and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form S-1 Registration Statement, filed under SEC File Number 333-151867, at the SEC website at www.sec.gov:

Exhibit

Number

Description

3.1

Articles of Incorporation*

3.2

Bylaws*

31

Rule 13a-14(a)/15d-14a(a) Certifications

32

Section 1350 Certifications

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETPADS, INC.
(Registrant)
October 24, 2008
_____________________________	BY:	/s/ Robert Kanaat
Date
Robert Kanaat
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors