Form 10-Q/A
period 2008-09-30
JETPADS, INC.
filed 2008-11-19
CIK 1438392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

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

(310) 728-6579
(Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [   ]

Accelerated filer  [   ]

Non-accelerated filer  [   ] (Do not check if a smaller reporting company)              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As at November 17, 2008 there were 10,000,000 common shares issued and outstanding.

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

4

Statements of Operations for the three and six months ended September 30, 2008 and the Period from March 26, 2008 (Inception) to September 30, 2008

           5

Statements of Cash Flows for the six months ended September 30, 2008 and the Period from March 26, 2008 (Inception) to September 30, 2008

           6

Notes to the Unaudited Financial Statements                                                                        7-10

jetPADS, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2008	March 31, 2008

ASSETS	(unaudited)

Current assets
Cash	$86	$-
Total current assets	86

Total assets	$86	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities	$-	$-

Stockholders' Equity
Common stock, par value $.001, 100,000,000 shares
authorized, 10,000,000 shares issued and outstanding	10,000	-
Deficit accumulated during the development stage	(9,914)	-
Total stockholders' equity	86

Total liabilities and stockholders' equity	$86	$-

See accompanying notes to the financial statements

jetPADS, Inc.
(A Development Stage Company)
Statements of Operations (unaudited)

	Three months ended September 30, 2008	Six months ended September 30, 2008	For the period of March 26, 2008 (inception) to September 30, 2008

Revenues
Sales Revenue	$-	$-	$-
Total revenue	-	-	-

Operating Expenses
Professional fees	783	7,088	7,088
Other general & administrative	2,587	2,826	2,826
Total operating expenses	3,370	9,914	9,914

Operating loss	(3,370)	(9,914)	(9,914)

Net loss applicable to common stockholders	$(3,370)	$(9,914)	$(9,914)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	10,000,000	7,254,121

See accompanying notes to the financial statements

jetPADS, Inc.
(A Development Stage Company)
Statements of Cash Flows (unaudited)

	Six months ended September 30, 2008	For the period March 26, 2008 (inception) to September 30, 2008

Cash flows from operating activities
Net loss	$(9,914)	$(9,914)
Net cash used in operating activities	(9,914)	(9,914)

Cash flows from financing activities
Proceeds from sale of stock	10,000	10,000
Net cash provided by financing activities	10,000	10,000

Increase in cash	86	86
Cash at beginning of period	-	-
Cash at end of period	$86	$86

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

The Company plans to pursue the business of securing contracts on existing luxury homes, condominiums, apartments, and hotels.  Once the contracts have been secured, the Company will provide further high-end luxurious amenities and ultimately sell or rent its products to third parties.  To date, the Company’s activities have been limited to its formation and general start up activities associated with its business plan.

DEVELOPMENT STAGE COMPANY

The Company has not earned any revenues as of September 30, 2008 in accordance with its business plan.  Accordingly, the Company is considered to be a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

2.  SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties, and markets that could affect the financial statements and future operations of the Company.

CASH AND CASH EQUIVALENTS

Cash includes cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $86 in cash at September 30, 2008.

INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods,  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended September 30, 2008:

	Three months ended September 30, 2008	Six months ended September 30, 2008

Net loss	$(3,370)	$(9,914)
Weighted average common shares
outstanding (Basic)	10,000,000	7,254,121
Weighted average common shares
outstanding (Diluted)	10,000,000	7,254,121
Net loss per common share (Basic and Diluted)	$(0.00)	$(0.00)

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies.”

jetPADS, Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the three and six months ended September 30, 2008 and the period from March 26, 2008 (Inception) to September 30, 2008

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This pronouncement has no effect on this Company’s financial reporting at this time.

In March of 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

jetPADS, Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the three and six months ended September 30, 2008 and the period from March 26, 2008 (Inception) to September 30, 2008

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

3.  STOCKHOLDERS’ EQUITY

AUTHORIZED STOCK

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the Company is sought.

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

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to fund both capital and working capital expenditures, and further developing and implementing its business plan through the securing of contracts on existing luxury homes, condominiums, apartments, and hotels.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESUTS OF OPERATIONS

The following plan of operation should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Statements contained herein which are not historical facts are forward-looking statements, as that term is defined by the Private Securities Litigation Reform Act of 1995, including statements relating to our plans, objectives, expectations, and intentions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

OVERVIEW

The Company began operations in March 2008. The Company plans to secure 100 contracts with prospective homeowners through the contacts and connections of its president and director, Mr. Kanaat.  Mr. Kanaat’s contacts own luxurious homes and condominiums around the world and have tentatively agreed to participate in the jetPAD Homes program.

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

The Company’s founder, Mr. Kanaat, will utilize his connections to create a base inventory of secured luxury properties worldwide to be used in the marketing & advertising of jetPAD Homes.  Sales associates and concierge staff will be hired as customers begin signing up for memberships for the jetPAD Homes program. At this time, the Company has no specific date established to hire sales associates and concierge staff..

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

We have generated no revenues since inception and have incurred $9,914 in expenses through September 30, 2008.

As of September 30, 2008, the Company had cash on had of $86 and no other assets.  We had no liabilities.

The following discussion should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this quarterly report.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a start-up corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the development of our business plan, and possible cost overruns due to price and cost increases in services.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing stockholders.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Management's Report on Internal Control over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Our principal financial officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, our principal financial officer used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework,” our principal financial officer concluded that our company’s internal control over financial reporting was effective, as of September 30, 2008, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our principle financial officer concluded that there were no material weaknesses in our internal controls and procedures.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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
November 19, 2008
_____________________________	BY:	/s/ Robert Kanaat
Date
Robert Kanaat
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors