Form 10-Q
period 2008-12-31
JETPADS, INC.
filed 2009-02-17
CIK 1438392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMEBER 31, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As at February 13, 2009, there were 10,000,000 common shares issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements of jetPADS, Inc. (a Nevada corporation) (a development stage company) (the “Company”) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent audited financial statements for the year ended March 31, 2008 included in a Form S-1/A filed with the U.S. Securities and Exchange Commission (“SEC”) on August 13, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the periods ended December 31, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending March 31, 2009.

jetPADS, Inc.

(A Development Stage Company)

Financial Statements (Unaudited)

For the Three and Nine Months Ended December 31, 2008 and the

Period of March 26, 2008 (Inception) to December 31, 2008

jetPADS, Inc.

(A Development Stage Company)

Index to the Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2008 and the

Period of March 26, 2008 (Inception) to December 31, 2008

Page(s)
Balance Sheets as of December 31, 2008 (unaudited) and March 31, 2008	4

Statements of Operations for the three and nine months ended December 31, 2008 and the period of March 26 (Inception) to December 31, 2008 (unaudited)	5

Statements of Cash Flows for the nine months ended December 31, 2008 and the period of March 26, 2008 (Inception) to December 31, 2008 (unaudited)	6

Notes to Unaudited Financial Statements	7-11

jetPADS, Inc.
(A Development Stage Company)
Balance Sheets
	December 31, 2008	March 31, 2008

	(unaudited)
ASSETS
Current assets
Prepaid expenses	$30	$-
Total current assets	30

Total assets	$30	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Checks drawn in excess of bank balances	$27	$-
Accounts payable	6,370	-
Related party payable	153	-
Total current liabilities	6,550	-

Stockholders' Deficit
Common stock; par value $.001; 100,000,000 shares authorized; 10,000,000 and 0 shares issued and outstanding at December 31, 2008 and March 31, 2008, respectively	10,000	-
Deficit accumulated during the development stage	(16,520)	-
Total stockholders' deficit	(6,520)

Total liabilities and stockholders' deficit	$30	$-

See accompanying notes to the unaudited financial statements.

jetPADS, Inc.
(A Development Stage Company)
Statements of Operations (unaudited)

	Three months ended December 31, 2008	Nine months ended December 31, 2008	For the period March 26, 2008 (inception) to December 31, 2008

Revenue
Sales revenue	$-	$-	$-
Total revenue	-	-	-

Operating Expenses
Professional fees	6,567	13,655	13,655
Other general & administrative	39	2,865	2,865
Total operating expenses	6,606	16,520	16,520

Operating loss	(6,606)	(16,520)	(16,520)

Net loss applicable to common stockholders	$(6,606)	$(16,520)	$(16,520)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	10,000,000	8,176,095

See accompanying notes to the unaudited financial statements.

jetPADS, Inc.
(A Development Stage Company)
Statements of Cash Flows (unaudited)

	Nine months ended December 31, 2008	For the period March 26, 2008 (inception) to December 31, 2008

Cash flows from operating activities
Net loss	$(16,520)	$(16,520)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Increase in prepaid expenses	(30)	(30)
Increase in accounts payable	6,370	6,370
Increase in related party payable	153	153
Net cash used in operating activities	(10,027)	(10,027)

Cash flows from financing activities
Proceeds from bank overdraft	27	27
Proceeds from sale of common stock	10,000	10,000
Net cash provided by financing activities	10,027	10,027

Net change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited financial statements.

jetPADS, Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the three and nine months ended December 31, 2008 and the

Period from March 26, 2008 (Inception) to December 31, 2008

1.  ORGANIZATION

jetPADS, Inc. (the “Company”) was incorporated on March 26, 2008 in the State of Nevada.  Its operations are primarily based in Los Angeles, CA.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year-end is March 31.

The Company plans to pursue the business of securing contracts on existing luxury homes, condominiums, apartments, and hotels.  Once the contracts have been secured, the Company will provide further high-end luxurious amenities and ultimately sell or rent its products to third parties.  To date, the Company’s activities have been limited to its formation and general start-up activities associated with its business plan.

DEVELOPMENT STAGE COMPANY

The Company has not earned any revenues as of December 31, 2008 in accordance with its business plan.  Accordingly, the Company is considered to be a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

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

CASH AND CASH EQUIVALENTS

Cash includes cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had no cash or cash equivalents as of December 31, 2008.

jetPADS, Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the three and nine months ended December 31, 2008 and the

Period from March 26, 2008 (Inception) to December 31, 2008

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended December 31, 2008:

Three months ended December 31, 2008		Nine months ended December 31, 2008

Net loss	$(6,606)	$(16,520)
Weighted average common shares outstanding (Basic)	10,000,000	8,176,095
Weighted average common shares outstanding (Diluted)	10,000,000	8,176,095
Net loss per common share (Basic and Diluted)	$(0.00)	$(0.00)

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

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the three and nine months ended December 31, 2008 and the

Period from March 26, 2008 (Inception) to December 31, 2008

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

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

This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This pronouncement has no effect on this Company’s financial reporting at this time.

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

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the three and nine months ended December 31, 2008 and the

Period from March 26, 2008 (Inception) to December 31, 2008

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS 141 (R) and SFAS 160 are effective for the fiscal year beginning April 1, 2009.  The adoption of SFAS 141(R) and SFAS 160 has not impacted the Company’s financial statements.

3.  STOCKHOLDERS’ EQUITY

AUTHORIZED STOCK

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the Company is sought.

SHARE ISSUANCES

At December 31, 2008, the Company had 10,000,000 common shares issued and outstanding. These shares were issued in May 2008 at $.001 per share to the Company’s President for $10,000 cash.  There are no preferred shares authorized, issued or outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

jetPADS, Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the three and nine months ended December 31, 2008 and the

Period from March 26, 2008 (Inception) to December 31, 2008

4.  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31, 2008, the Company had minimal operational activity.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the next twelve months.

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

5.  RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2008, the Company’s President advanced the Company $153 at no interest to pay for operating expenses. The loan is due on demand and as such is included in current liabilities. Imputed interest has been considered but was determined to be immaterial to the financial statements and has not been included herein.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have generated no revenues since inception and have incurred $16,520 in expenses through December 31, 2008.

As of December 31, 2008, the Company had no cash on hand and other assets, consisting of prepaid expenses, of $30.  We had liabilities of $6,550 as of December 31, 2008.

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

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations. Equity financing could result in additional dilution to existing stockholders.

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

Management's Report on Internal Control over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Our principal financial officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, our principal financial officer used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework,” our principal financial officer concluded that our company’s internal control over financial reporting was effective, as of December 31, 2008, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our principle financial officer concluded that there were no material weaknesses in our internal controls and procedures.

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
February 13, 2009
_____________________________	BY:	/s/ Robert Kanaat
Date
Robert Kanaat
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors