Form 10-K
period 2009-03-31
JETPADS, INC.
filed 2009-07-29
CIK 1438392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

Commission file number:  333-147169

jetPADS, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-24347451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 S Hill St., J-4, Los Angeles, CA	90014
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code:

(310) 728-6579

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:

Name of each exchange on which registered:

N/A

N/A

Securities registered under Section 12(g) of the Exchange Act:

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ]  Yes  [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [  ]  Yes  [X]  No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]  Yes  [  ]  No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  [  ]  Yes  [x]  No

(Not required)

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporation by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [X]  Yes  [  ]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $0.00.  Registrant was approved for trading on the OTCBB on November 12, 2008.  No trading occurred during Registrant’s second quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  10,000,000 shares of common stock

PART I

Item 1.  Business

Business Development

jetPADS, Inc. was incorporated on March 26, 2008, in the state of Nevada.  We are a development stage company.  As of March 31, 2009, we have not commenced revenue generating activities and we have few assets.  Subsequent to March 31, 2009, the Company entered into several agreements to act as a short-term rental agent on behalf of owners of various vacation properties. These agreements allow for the Company to be compensated by commission based on a percentage of the gross rental fee charged to a user of the property.  We have never declared bankruptcy, we have never been in receivership, and we have never been involved in any legal action or proceedings. Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions, or consolidations.

Business of Issuer

jetPADS, Inc. (the “Company” or “jetPADS”) is in the business of developing, owning, operating, and franchising jetPAD Homes and jetPAD Hotels worldwide. jetPAD Homes and jetPAD Hotels and their amenities are designed to appeal particularly to up-market travelers, featuring many of the creature comforts of a luxurious home or condo and providing well-appointed, high quality amenities and service to a burgeoning marketplace. Through the rapid development and franchising of jetPAD Homes and jetPAD Hotels, the Company's goal is to capitalize on an underserved demand for worldwide luxury extended stay travel homes and hotels by creating and fostering a brand based on luxury, service, and commitment to excellence.

The Company launched its jetPADHomes.com Website in the fall of 2008, and has launched into the first phase of its development of franchising and branding luxuriously appointed homes and condominiums with the jetPADS name.

The concept of jetPAD Homes involves tapping into the growth of the vacation rental market industry. jetPAD Homes will cost-effectively initiate the Company’s first phase of its development by securing contracts with existing luxury homes and condominiums in highly vacationed spots around the world, and branding them with the jetPADS name.  jetPAD Homes will all feature amenities such as high-end electronics, luxurious finishes, custom embroidered linens, fully-equipped chef kitchens, immaculate furnishings and design, views/location, and a team of people dedicated to customer satisfaction and excellence.  The Company has secured contracts with luxury home and condo owners.  This will allow jetPAD Homes representatives to market an existing inventory to high-end clientele world-wide.  The Company will secure 30% commissions for all bookings made for jetPAD Homes and create a proven business model that it can then expand into the second phase of its operations, the design and construction of jetPAD Hotels worldwide.

GROWTH AND DEVELOPMENT STRATEGIES

The Company plans to secure contracts with prospective homeowners through the contacts and connections of its president and director, Mr. Kanaat.  Mr. Kanaat’s contacts own some of the most luxurious homes and condominiums around the world and have tentatively agreed to participate in the jetPAD Homes program.

The Company intends to secure contracts and implement its brand development strategy by placing key advertisements strategically throughout print and Web-based media.  While focusing on fostering its brand and continuously securing additional high-end properties worldwide, the Company will simultaneously launch into a sales campaign, utilizing an enterprise version of the TenantWIZ Vacation Rental Software system to manage and close all sales leads.

OPERATING STRATEGIES

The Company’s operating strategies will be primarily based around securing and marketing jetPAD luxury homes and condominiums in its first phase of development.

The Company’s founder, Mr. Kanaat, will utilize his connections to create a base inventory of secured luxury properties worldwide to be used in the marketing and advertising of jetPAD Homes.  Sales associates and concierge staff will be brought on board as customers begin signing up for memberships for the jetPAD Homes program.

The Company will operate its day-to-day business by utilizing an enterprise version of the TenantWIZ Vacation Rental Software system which will track all leads, sales, properties, digital contracts, and more through one streamlined system.  It will work to foster its brand, while striving to deliver service at competitive prices. The Company will be known for providing homes and condominiums around the world to members based on a quarterly or annual fee, as well as varying booking fees per property.

REPORTS TO SECURITY HOLDERS

We filed a Prospectus as part of a Form S-1, as amended, with the Securities and Exchange Commission and will file reports, including quarterly and annual reports, with the Commission pursuant to Section 12(b) or (g) of the Exchange Act. These reports and any other materials filed with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company files its reports electronically with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Item 1A. Risk Factors

Not applicable.

Item 1B.  Unresolved Staff Comments

Not Applicable.

Item 2. Properties

The Company’s executive offices are located at 650 S. Hill St., #J-4, Los Angeles, CA 90014.  The office is provided by the Company’s officer free of charge.  The Company currently owns no other properties at this time.

Item 3. Legal Proceedings

We are not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is currently quoted on the OTC Electronic Bulletin Board (OTCBB) operated by the Financial Industry Regulatory Authority (“FINRA”) under the symbol “JPAD.”  Our common stock has not had any trading activity since first being quoted on November 12, 2008.

Of the 10,000,000 shares of common stock outstanding as of March 31, 2009, 2,750,000 shares were owned by our officers and directors, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Holders

As of March 31, 2009, we have 10,000,000 shares of $0.001 par value common stock issued and outstanding held by 31 shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

(1)  we would not be able to pay our debts as they become due in the usual course of business; or (2)  our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends.  We do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

In May, 2008, the Company undertook a private offering of 10,000,000 shares of its common stock, with an offering price of $0.001 per share. The proceeds from this offering are to be used to cover further start-up and organizational costs of the Corporation. This offering was undertaken directly by the Corporation.  The Private Placement was completed in May 2008, pursuant to Section 4(2), and/or Regulation D, of the Securities Act.  No commissions or fees were paid in connection with the offering.

The class of persons to whom these offerings were made was "sophisticated investors." As a result, offers were made only to persons that the Company believed, and had reasonable grounds to believe, either (a) have such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of the proposed investment, or (b) can bear the economic risks of the proposed investment (that is, at the time of investment, could afford a complete loss). Additionally, sales were made only to persons whom the Company believed, and had reasonable grounds to believe immediately prior to such sale and upon making reasonable inquiry, (a) are capable of bearing the economic risk of the investment, and (b) either personally possess the requisite knowledge and experience, or, together with their offeree's representative, have such knowledge and experience.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2009.

Item 6.  Selected Financial Data.

From
Inception
(March 26,
	Year Ended	Year Ended	2008) to
	March 31,	March 31,	March 31,
	2008	2009	2009

Total expenses	$ -	$ 42,354	$ 42,354
Operating revenue	$ -	$ -	$ -
Net loss	$ -	$ (42,354)	$ (42,354)
Net cash provided by financing activities	$ -	$ 10,393	$ 10,393
Cash used in operating activities	$ -	$ (10,358)	$ (10,358)
Cash and cash equivalents on hand	$ -	$ 35	$ 35
Net loss per common share: Basic and Diluted	$ (0.00)	$ (0.00)	N/A
Weighted average number of common shares outstanding:
Basic and diluted	-	8,630,822	N/A
Cash dividends declared per common share	$ -	$ -	$ -
Property and equipment, net	$ -	$ -	$ -
Long-term debt	$ -	$ -	$ -
Stockholders’ defict	$ -	$ (32,354)	$ (32,354)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company's Financial Statements and notes thereto appearing elsewhere in this Annual Report.

OVERVIEW

The Company began operations in March 2008 and has secured contracts with homeowners and agents through the contacts and connections of its president and director, Mr. Kanaat.  The

Company has implemented its brand development strategy by placing key advertisements strategically throughout the Internet.

The Company’s operating strategies are based around securing and marketing jetPAD luxury homes and condominiums around the world by securing short-term rentals for these homes and condominiums. The Company has begun generating revenues from 10% to 60% of all gross rentals secured through its operations.   Although no commission revenues were generated from gross rental receipts from inception through March 31, 2009, subsequent to the balance sheet date through July 28, 2009, the Company had booked a total of $71,855 gross rental charges resulting in revenue and deferred revenue of $6,821 and $21,840, respectively. Of these amounts, revenue of $1,292 and deferred revenue of $2,555 were the result of bookings of properties personally owned by our President Mr. Kanaat.

The Company’s founder, Mr. Kanaat, has utilized his connections to create a base inventory of secured luxury properties worldwide used in the marketing & advertising of jetPAD Homes.  Sales associates and concierge staff will be brought on board as revenues for rentals continue throughout 2009 for the jetPAD Homes program.

The Company is already known for providing homes and condominiums around the world to customers based on a transient rental basis (less than 30 days per rental).

RESULTS OF OPERATIONS

The Company has begun negotiating contracts with homeowners for inclusion in the jetPAD Homes worldwide luxury rental inventory.  It will implement its plan for marketing these properties and building the jetPADS brand and expects to begin generating revenues from short-term rental sales through its Website in early summer, 2009.  From inception through March 31, 2009, the Company has not yet generated any income.  Total expenses for the year ended March 31, 2009, were $42,354, and consisted for $38,906 in professional fees for accountants, attorneys and transfer agent, $2,878 in general and administrative expenses, and $570 in interest expense.

Subsequent to March 31, 2009, the Company entered into agreements with vacation home owners to act as a short-term rental agent. The agreements retain the Company as a rental agent and not an owner nor operator of the properties. The Company generates revenues by receiving a commission of the gross rental fee charged. As of July 28, 2009, the Company had booked $71,855 of gross rental fees, resulting in revenue and deferred revenue of $6,821 and $21,840, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

jetPADS, Inc.

(A Development Stage Company)

Financial Statements

For the Year Ended March 31, 2009, the Period of March 26, 2008 (Inception) to March 31, 2008 and the Period of March 26, 2008 (Inception) to March 31, 2009

jetPADS, Inc.

(A Development Stage Company)

Financial Statements

For the Year Ended March 31, 2009, the Period of March 26, 2008 (Inception) to March 31, 2008 and the Period of March 26, 2008 (Inception) to March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

jetPADS, Inc.

We have audited the accompanying balance sheets of jetPADS, Inc. (a development stage enterprise) (the Company) as of March 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended March 31, 2009, the period from March 26, 2008 (inception) through March 31, 2008, and the period from March 26, 2008 (inception) through March 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of jetPADS, Inc. as of March 31, 2009 and 2008, and the results of its operations and cash flows for the year ended March 31, 2009, the period from March 26, 2008 (inception) through March 31, 2008, and the period from March 26, 2008 (inception) through March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in financial statement Note 4, the Company has incurred losses since inception, and has not engaged in any operations.  This raises substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern. Management’s plans in regard to this matter are described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

July 28, 2009

jetPADS, Inc.
(A Development Stage Company)
Balance Sheets

	March 31,
	2009	2008
ASSETS
Current assets
Cash	$35	$-
Total current assets	35

Total assets	$35	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$31,996	$-
Related party payable (Note 5)	393	-
Total current liabilities	32,389	-

Stockholders' Deficit
Common stock, par value $.001, 100,000,000 shares authorized, 10,000,000 shares issued and outstanding	10,000	-
Deficit accumulated during the development stage	(42,354)	-
Total stockholders' deficit	(32,354)	-

Total liabilities and stockholders' deficit	$35	$-

See accompanying notes to the financial statements

jetPADS, Inc
(A Development Stage Company)
Statements of Operations

	Year Ended March 31, 2009	Period of March 26, 2008 (inception) to March 31, 2008	Period of March 26, 2008 (inception) to March 31, 2009

Revenues
Sales revenue	$-	$-	$-
Total revenue	-	-	-

Operating Expenses
Professional fees	38,906	-	38,906
Other general & administrative	2,878	-	2,878
Total operating expenses	41,784	-	41,784

Other expenses
Interest expense	570	-	570
Total other expenses	570	-	570

Net loss applicable to common stockholders	$(42,354)	$-	$(42,354)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	8,630,822	-

See accompanying notes to the financial statements

jetPADS, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders’ Deficit
For the Period of March 26, 2008 (Inception) to March 31, 2009

	Common Stock		Accumulated Deficit	Total
	Shares	Amount
Balance, March 26, 2008 (Inception)	-	$-	$-	$-
Net loss, period ended March 31, 2008	-	-	-	-
Balance, March 31, 2008	-	-	-	-

Common stock issued for cash, $.001 per share	10,000,000	10,000	-	10,000
Net loss, year ended March 31, 2009	-	-	(42,354)	(42,354)
Balance, March 31, 2009	10,000,000	$10,000	$(42,354)	$(32,354)

See accompanying notes to the financial statements

jetPADS, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Year Ended March 31, 2009	For the period March 26, 2008 (inception) to March 31, 2008	For the period March 26, 2008 (inception) to March 31, 2009

Cash flows from operating activities
Net loss	$(42,354)	$-	$(42,354)
Adjustments to reconcile net loss to net cash used in operating activities
Accounts payable	31,996		31,996
Net cash used in operating activities	(10,358)	-	(10,358)

Cash flows from financing activities
Proceeds from related party payable	393		393
Proceeds from sale of stock	10,000		10,000
Net cash provided by financing activities	10,393	-	10,393

Net change in cash	35	-	35
Cash at beginning of period	-	-	-
Cash at end of period	$35	-	$35

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the financial statements

jetPADS, Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Year Ended March 31, 2009, the Period of March 26, 2008 (Inception) to March 31, 2008 and the Period of March 26, 2008 (Inception) to March 31, 2009

1.  ORGANIZATION

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

Development Stage Company

The Company has not earned any revenues as of March 31, 2009 in accordance with its business plan.  Accordingly, the Company is considered to be a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

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

Cash and Cash Equivalents

Cash includes cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $35 and $0 cash equivalents as of March 31, 2009 and 2008, respectively.

jetPADS, Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Year Ended March 31, 2009, the Period of March 26, 2008 (Inception) to March 31, 2008 and the Period of March 26, 2008 (Inception) to March 31, 2009

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Revenue is recognized in accordance with Staff Accounting Bulletin No. 104 which requires recognition when persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred and payment is reasonably assured. The Company recognizes revenue when commissions are retained from gross rental receipts and the renter has completed their stay. Because the Company acts on behalf of the property owners as an agent, only the net amount retained as commission is recognized as revenue. The Company does not undertake ownership or property management responsibilities.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets of approximately $14,800 arising as a result of net operating loss carry-forwards of $42,354 have been offset completely by a valuation allowance, which increased by $14,800 and $0 during the year ended March 31, 2009 and the period of March 26, 2008 (inception) to March 31, 2008, respectively, due to the uncertainty of their utilization in future periods.

Net Loss Per Share of Common Stock

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

The following table sets forth the computation of basic and diluted earnings per share for the periods ended March 31, 2009 and 2008:

Year ended March 31, 2009		Period of March 26, 2008 (Inception) to March 31, 2008

Net loss	$(42,354)	$-
Weighted average common shares outstanding (Basic)	8,630,822	-
Weighted average common shares outstanding (Diluted)	8,630,822	-
Net loss per common share (Basic and Diluted)	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

jetPADS, Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Year Ended March 31, 2009, the Period of March 26, 2008 (Inception) to March 31, 2008 and the Period of March 26, 2008 (Inception) to March 31, 2009

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk

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

Recent Accounting Pronouncements

The FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” on June 29, 2009  and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP.   SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC.  SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.

On June 12, 2009 the FASB issued two statements that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166, “Accounting for Transfers of Financial Assets,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  SFAS No. 166 revises SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities,” by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions. SFAS Nos. 166 and 167 will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years.  Statement Nos. 166 and 167 currently have no effect on the Company.

 In May 2009, the FASB issued SFAS 165, “Subsequent Events.” SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.  This Statement has been implemented, but resulted in no significant changes to the Company’s financial reporting.

jetPADS, Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Year Ended March 31, 2009, the Period of March 26, 2008 (Inception) to March 31, 2008 and the Period of March 26, 2008 (Inception) to March 31, 2009

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This statement will require no changes in the Company’s financial reporting practices.

In March of 2008 FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

Also in December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.  SFAS No. 141R has no effect on the Company’s financial reporting.

jetPADS, Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Year Ended March 31, 2009, the Period of March 26, 2008 (Inception) to March 31, 2008 and the Period of March 26, 2008 (Inception) to March 31, 2009

3.  STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the shareholders of the Company is sought.

Share Issuances

In May 2008, the Company issued 10,000,000 shares of its common stock for cash at $.001 per share for a total cash consideration of $10,000. At March 31, 2009, the Company had 10,000,000 common shares issued and outstanding. There are no preferred shares authorized, issued or outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

4.  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of March 31, 2009, the Company had minimal operational activity.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

5.  RELATED PARTY TRANSACTIONS

During the year ended March 31, 2009, an officer advanced the Company $393 at no interest to pay for operating expenses. The loan is due on demand and as such is included in current liabilities. Imputed interest has been considered but was determined to be immaterial to the financial statements and has not been included herein.

jetPADS, Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Year Ended March 31, 2009, the Period of March 26, 2008 (Inception) to March 31, 2008 and the Period of March 26, 2008 (Inception) to March 31, 2009

6.

SUBSEQUENT EVENTS

Subsequent to March 31, 2009, the Company entered into various agreements with vacation property owners to act as a short-term rental agent on behalf of the owners. The agreements allow for the Company to retain a commission of 10% - 60% of the gross rental booking.  Since rental contracts between the owners and renters are cancellable up to the point of use of the owners’ properties by the renters, commissions are deferred and recognized as revenue once the renters complete their use of the owners’ properties.  The remaining 40%-90% of gross rental bookings, plus applicable taxes paid by the renters, are remitted to the owners upon the renters’ use of the owners’ properties.  At the time of booking, renters are required to pay a security deposit that is refundable to them after ensuring no damage was done to the owner’s properties subsequent to use by the renters.

As of July 28, 2009, the Company had booked a total of $71,855 in gross rental charges, plus booking fees, cleaning fees, and taxes totaling $11,592, resulting in revenue and deferred revenue of $6,821 and $21,840, respectively. Of these amounts, revenue of $1,292 and deferred revenue of $2,555 were the result of bookings of properties personally owned by the Company’s President, who has elected not to be compensated personally for rental of his properties. As a result, the funds which would normally be relayed to the property owner are recorded as contributed capital. The Company retains 40% of the gross rental booking on properties personally owned by the President as revenue, resulting in contributed capital form these bookings of $5,394 as of July 28, 2009.

As a result of bookings made through July 28, 2009, the Company has received total cash of $77,433, including $17,942 in refundable security deposits.  Of this amount, $15,877 has been remitted to the property owners, with $33,516 remaining payable to property owners upon renters’ use of the properties. At July 28, 2009, the Company had a balance of $51,458 in restricted cash (consisting of the security deposits and cash retained for remittance to property owners), and a receivable due from renters of $23,956 payable prior to the renters’ use of the owners’ properties.

The Company has evaluated subsequent events from the balance sheet date through July 28, 2009.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

From inception and up to the present time, the principal independent accountant for the Company has neither resigned (nor declined to stand for reelection) nor been dismissed.  The independent auditor for the Company is Child, Van Wagoner & Bradshaw, PLLC, 5296 South Commerce Drive, Suite 300, Salt Lake City, UT 84107. This firm was engaged on or about May 6, 2008.

Item 9A.  Controls and Procedures.

As of March 31, 2009, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were not effective for the reasons discussed herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:  (1) inadequate segregation of duties consistent with control objectives.  The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009.

Management believes that the material weakness set forth above did not have an effect on our financial results.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the fiscal year ended March 31, 2009, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of our Chief Executive Officer and Chief Financial Officer and effected by our Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, including those policies and procedures that:

-	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

-

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2009, management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Management conducted its evaluation of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that the design and operation of our internal controls and procedures were not effective as of March 31, 2009, for the reasons disclosed above. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding each person who is a Director or Executive Officer of the Company.

Name	Age	Position
Robert Kanaat	32	Chairman of the Board, President, Chief Executive Officer

Robert Kanaat is Chairman of the Board, President and Chief Executive Officer of the Company since its inception.  Mr. Kanaat earned a Bachelor of Arts degree in Political Science (2000) from New York University's College of Arts and Sciences.  Mr. Kanaat began his entrepreneurial activities in 2001 when he founded iSculptors, Inc., a firm specializing in interactive Web design services, developing feature-rich websites and web applications with Active Server Pages (ASP), Macromedia Flash, Databases, and other Web-based technologies.  In 2004, Mr. Kanaat was the co-founder and CEO of Elemental Software, Inc., a Los Angeles-based Internet technology company which developed proprietary Web-based Shopping Cart software which was marketed within North America.  Mr. Kanaat created all of the product and service offerings and assisted in recruiting talented personnel at important stages in the development of the business.  Since May 2007, Mr. Kanaat has been the founder and President of TenantWIZ Software Corp. which is the proprietary developer of a web-based Vacation Rental software system, Tenantwiz.com.

Legal Proceedings.

During the past five years, none of our Directors or Officers has been a party to any bankruptcy proceeding; has been convicted in a criminal proceeding; is subject to any order, judgment or decree of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and been found by a court of competent jurisdiction, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance with Section 16(a) of the Exchange Act

Because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, our executive officers, directors and persons who beneficially own more than 10% of our common stock are not required to file initial reports of ownership and reports of changes in ownership with the SEC under Section 16(a) of the Exchange Act.

Code of Ethics

As of the date of this Annual Report, we have not adopted a corporate code of ethics.

Audit Committee

The Company does not currently have a separate audit committee.  All of the members of the Board of Directors currently serve as the audit committee.  None of the Directors qualify as a financial expert.

Item 11. Executive Compensation.

(a) No Officer or Director of the Company is receiving any remuneration at this time.

(b) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries.

(c) No remuneration is proposed to be paid in the future directly or indirectly by the corporation to any officer or director under any plan which presently exists. There are no plans to increase the number of employees significantly over the next twelve months.

Following is the Summary Compensation table showing compensation of officers for the period from inception (March 26, 2008) through March 31, 2008, and for the year ended March 31, 2009.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Robert Kanaat	2009	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0

Director Compensation

Members of the Company’s Board of Directors do not receive compensation, as such, at this time. Following is the Summary Compensation table showing compensation directors for the period from inception (March 26, 2008) through March 31, 2008, and for the year ended March 31, 2009.

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)

Robert Kanaat	0	0	0	0	0	0	0

Stock Option Grants

As of the date of this Annual Report the Company has not granted any stock options

Employment Agreements

We do not have any employment or consultant agreements with our officers and directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of March 31, 2009, hereby (i) by each person who is known by the Company to beneficially own more than five percent of the Common Stock, (ii) by each of the Company's Directors, (iii) by each of the Named Executive Officers and (iv) by all Executive Officers and Directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name of Beneficial Owner of Common Shares	Address of Beneficial Owner of common Shares	Number of Common Shares Owned	Percentage of Issued and Outstanding Common Shares
Robert Kanaat, Chairman of the Board, CEO	17022 Calahan St Northridge, CA 91325	2,750,000	27.5%
Officers and Directors as a Group (1)		2,750,000	27.5%

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of the date of this Report, no transactions with related persons, promoters and certain control persons have been entered into by the Company.

Item 14. Principal Accounting Fees and Services.

Audit Fees: All fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and the review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

2008:

$2,800

2009:

$9,500

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2008:

$ 0

2009:

$ 0

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2008:

$ 0

Nature of Services: None (see note below)

2009:

$ 0

Nature of Services:

Preparation of the Company’s corporate tax return for the fiscal year ended March 31, 2009 is currently underway.

All Other Fees:

2008:

$ 0

2009:

$ 0

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are included with this filing:

Exhibit

Number

Description

3.1

Articles of Incorporation (1)

3.2

Bylaws (1)

31.1

Rule 13a-14(a)/15d-14(a) Certification

32.1

Section 1350 Certification

(1)

Filed with the Securities and Exchange Commission on June 24, 2008, as an exhibit numbered as indicated above, to the Registrant’s registration statement on Form S-1 (file no. 333-151867), which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

jetPADS, Inc.

By:

Robert Kanaat

Chairman of the Board, Chief Executive Officer,

Principal Financial Officer,

Principal Accounting Officer