Form 10-Q
period 2009-06-30
JETPADS, INC.
filed 2009-08-14
CIK 1438392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

(310) 728-6579
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[  ]  Yes

[X]

No (Not Required)

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

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As at August 14, 2009, there were 10,000,000 common shares issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements of jetPADS, Inc. (a Nevada corporation) (a development stage company) (the “Company”) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent audited financial statements for the year ended March 31, 2009 included in a Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on July 31, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the periods ended June 30, 2009, are not necessarily indicative of the operating results that may be expected for the full year ending March 31, 2010.

jetPADS, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2009	March 31, 2009

	(unaudited)
ASSETS
Current assets
Cash	$769	$35
Restricted cash (Note 3)	12,426	-
Accounts receivable (Note 3)	14,807	-
Other current asset	593	-
Total current assets	28,595	35

Total assets	$28,595	$35

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$33,120	$31,996
Security deposit liability (Note 3)	5,567
Property owner payable (Note 3)	21,666
Related party payable	186	393
Deferred revenue (Note 3)	6,694	-
Total current liabilities	67,233	32,389

Stockholders' Deficit
Common stock, $.001 par value; 100,000,000 shares authorized, 10,000,000 shares issued and outstanding	10,000	10,000
Deficit accumulated during the development stage	(48,638)	(42,354)
Total stockholders' deficit	(38,638)	(32,354)

Total liabilities and stockholders' deficit	$28,595	$35

See accompanying notes to unaudited financial statements

jetPADS, Inc.
(A Development Stage Company)
Statements of Operations (unaudited)
			Period of March 26, 2008 (inception) to June 30, 2009

	Three months ended June 30,
	2009	2008

Revenue	$455	$-	$455

Operating expenses			-
Professional fees	675	6,305	39,581
Advertising	1,079	-	1,079
Other general & administrative	4,463	239	7,341
Total operating expenses	6,217	6,544	48,001

Other income (expense)
Interest expense	(524)	-	(1,094)
Other income	2	-	2
Total other income (expense)	(522)	-	(1,092)

Net loss available to common stockholders	$(6,284)	$(6,544)	$(48,638)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	10,000,000	4,508,242

See accompanying notes to unaudited financial statements

jetPADS, Inc.
(A Development Stage Company)
Statements of Cash Flows (unaudited)
			Period from March 26, 2008 (inception) to June 30, 2009

	Three months ended June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(6,284)	$(6,544)	$(48,638)
Changes in operating assets and liabilities:
Increase in accounts receivable	(14,807)	-	(14,807)
Increase in other current asset	(593)	-	(593)
Increase in accounts payable	1,124	4,055	33,120
Increase in property owner payable	21,666	-	21,666
Increase in security deposit liability	5,567	-	5,567
Increase in deferred revenue	6,694		6,694
Net cash provided by (used in) operating activities	13,367	(2,489)	3,009

Cash flows from investing activities
Increase in restricted cash	(12,426)	-	(12,426)
Net cash used in investing activities	(12,426)	-	(12,426)

Cash flows from financing activities
Proceeds from related party payable	-	-	393
Repayments of related party payable	(207)	-	(207)
Proceeds from sale of stock	-	10,000	10,000
Net cash (used in) provided by financing activities	(207)	10,000	10,186

Increase in cash	734	7,511	769

Cash at beginning of period	35	-	-

Cash at end of period	$769	$7,511	$769

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to unaudited financial statements

jetPADS, Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Three Months Ended June 30, 2009 and 2008 and the

Period of March 26, 2008 (Inception) to June 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended June 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2009 audited financial statements as reported in Form 10-K.  The results of operations for the period ended June 30, 2009 are not necessarily indicative of the operating results for the full year ended March 31, 2010.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) as a last resort, seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – RENTAL AGENT CONTRACTS

During the three months ended June 30, 2009, the Company entered into various agreements with vacation property owners to act as a short-term rental agent on behalf of the owners. The agreements allow for the Company to retain a commission of 10% - 60% of the gross rental booking.  Since rental contracts between the owners and renters are cancellable up to the point of use of the owners’ properties by the renters, commissions are deferred and recognized as revenue once the renters complete their use of the owners’ properties.  The remaining 40%-90% of gross rental bookings, plus applicable taxes paid by the renters, are remitted to the owners upon the renters’ use of the owners’ properties.  At the time of booking, renters are required to pay a security deposit that is refundable to them after ensuring no damage was done to the owners’ properties subsequent to use by the renters.

jetPADS, Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Three Months Ended June 30, 2009 and 2008 and the

Period of March 26, 2008 (Inception) to June 30, 2009

NOTE 3 – RENTAL AGENT CONTRACTS (continued)

As of June 30, 2009, the Company had booked a total of $30,460 in gross rental charges, plus booking fees, cleaning fees, and taxes totaling $3,226, resulting in revenue and deferred revenue of $455 and $6,694, respectively.  At June 30, 2009, the Company had received total cash of $23,807, including $5,567 in refundable security deposits.  Of this amount, $0 has been remitted to the property owners, with $21,666 remaining payable to property owners upon renters’ use of the properties. At June 30, 2009, the Company had a balance of $12,426 in restricted cash, consisting of the security deposits and cash payable to property owners, less a receivable due from renters of $14,807 payable prior to the renters’ use of the owners’ properties.

NOTE 4 – SUBSEQUENT EVENTS

During July and August 2009, the Company entered into additional rental agent agreements totaling $41,395 in gross rental charges, plus booking fees, cleaning fees, and taxes totaling $8,366.  As a result of these bookings, the Company has received $53,626 cash, including $12,375 in refundable security deposits, and recognized revenue and deferred revenue of $6,366 and $15,146, respectively.

The Company has evaluated subsequent events from the balance sheet date through August 13, 2009.

NOTE 5 – INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are normally provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Operating loss carry forwards generated during the period from March 26, 2008 (date of inception) through June 30, 2009 of $48,638 will begin to expire in 2028, and may be limited by the provisions of Internal Revenue Code Section 382 and other provisions as to their utilization. Deferred tax assets of approximately $17,000 have been completely offset by a valuation allowance that increased by approximately $2,200 and $2,300 during the six months ended June 30, 2009 and 2008, respectively.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on April 1, 2008.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at June 30, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at June 30, 2009 or 2008.

jetPADS, Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Three Months Ended June 30, 2009 and 2008 and the

Period of March 26, 2008 (Inception) to June 30, 2009

NOTE 6 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” SFAS No. 162, “The Hierarchy of GAAP Sources for Non-Governmental Entities,” SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts,” SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions—Including an amendment of FASB Statement No. 142,” SFAS No. 165, “Subsequent Events,” SFAS No. 166, “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140,” SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” were recently issued.  SFAS No. 161, 162, 163, 164, 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

RESULTS OF OPERATIONS

The Company has negotiated some contracts with homeowners for inclusion in the jetPAD Homes worldwide luxury rental inventory.  It will implement its plan for marketing these properties and building the jetPADS brand during the late summer and fall of 2009.

During the three-month period ended June 30, 2009, we generated $455 in revenues from the rental of properties held by the Company’s President.  Since inception we have incurred $48,001 in operating expenses through June 30, 2009.

As of June 30, 2009, the Company had $13,195 in cash on hand (of which $12,426 was restricted), accounts receivable of $14,807, and other assets of $593.  We had current liabilities of $67,233 and no long-term liabilities as of June 30, 2009.

During the three months ended June 30, 2009, we entered into various agreements with vacation property owners to act as a short-term rental agent on behalf of the owners. The agreements allow for us to retain a commission of 10% - 60% of the gross rental booking.  Since rental contracts between the owners and renters are cancellable up to the point of use of the owners’ properties by the renters, commissions are deferred and recognized as revenue once the renters complete their use of the owners’ properties.  The remaining 40%-90% of gross rental bookings, plus applicable taxes paid by the renters, are remitted to the owners upon the renters’ use of the owners’ properties.  At the time of booking, renters are required to pay a security deposit that is refundable to them after ensuring no damage was done to the owners’ properties subsequent to use by the renters.

As of June 30, 2009, we had booked a total of $30,460 in gross rental charges, plus booking fees, cleaning fees, and taxes totaling $3,226, resulting in revenue and deferred revenue of $455 and $6,694, respectively.  At June 30, 2009, we had received total cash of $23,807, including $5,567 in refundable security deposits. Of this amount, $0 has been remitted to the property owners, with $21,666 remaining payable to property owners upon renters’ use of the properties. At June 30, 2009, we had a balance of $12,426 in restricted cash, consisting of the security deposits and cash payable to property owners, less a receivable due from renters of $14,807 payable prior to the renters’ use of the owners’ properties.

During July and August 2009, we entered into additional rental agent agreements totaling $41,395 in gross rental charges, plus booking fees, cleaning fees, and taxes totaling $8,366.  As a result of these bookings, we have received $53,626 cash, including $12,375 in refundable security deposits, and recognized revenue and deferred revenue of $6,366 and $15,146, respectively.

The following discussion should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this quarterly report.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a start-up corporation and have generated minimal revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the development of our business plan, and possible cost overruns due to price and cost increases in services.

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

Management's Report on Internal Control over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Our principal financial officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009, as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, our principal financial officer used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework,” our principal financial officer concluded that our company’s internal control over financial reporting was effective, as of June 30, 2009, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our principle financial officer concluded that there were no material weaknesses in our internal controls and procedures.

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

JETPADS, INC.
(Registrant)
August 14, 2009
Date	BY:	/s/ Robert Kanaat

Robert Kanaat
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors