Form 10-Q
period 2009-09-30
JETPADS, INC.
filed 2009-11-23
CIK 1438392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As at October 31, 2009, there were 10,000,000 common shares issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements of jetPADS, Inc. (a Nevada corporation) (a development stage company) (the “Company”) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent audited financial statements for the year ended March 31, 2009 included in a Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on July 31, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the periods ended September 30, 2009, are not necessarily indicative of the operating results that may be expected for the full year ending March 31, 2010.

jetPADS, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2009	March 31, 2009

	(unaudited)
ASSETS
Current assets
Cash	$-	$35
Restricted cash (Note 3)	13,762	-
Accounts receivable (Note 3)	59,417	-
Total current assets	73,179	35

Total assets	$73,179	$35

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$20,000	$31,996
Security deposit liability (Note 3)	20,411	-
Property owner payable (Note 3)	71,099	-
Related party payable	30,965	393
Deferred revenue (Note 3)	24,085	-
Total current deficit	166,560	32,389

Stockholders’ Deficit
Common stock, $.001 par value; 100,000,000 shares authorized, 10,000,000 issued and outstanding	10,000	10,000
Additional paid-in capital	315	-
Deficit accumulated during the development stage	(103,696)	(42,354)
Total stockholders’ deficit	(93,381)	(32,354)

Total liabilities and stockholders’ deficit	$73,179	$35

See accompanying notes to unaudited financial statements

jetPADS, Inc.
(A Development Stage Company)
Statements of Operations (unaudited)
					For the period from March 26, 2008 (inception) to September 30, 2009

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008

Revenue	$19,521	$-	$19,976	$-	$19,976
Discounts given	(2,373)	-	(2,373)	-	(2,373)
Net Revenue	17,148	-	17,603	-	17,603

Operating expenses
Professional fees	40,421	783	41,096	7,088	80,002
Advertising	11,279	-	12,358	-	12,358
Other general & administrative	20,122	2,587	24,585	2,826	27,463
Total operating expenses	71,822	3,370	78,039	9,914	119,823

Other income (expense)
Interest expense	(384)	-	(908)	-	(1,478)
Other income	-	-	2	-	2
Total other income (expense)	(384)	-	(906)	-	(1,476)

Net loss available to common stockholders	$(55,058)	$(3,370)	$(61,342)	$(9,914)	$(103,696)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding	10,000,000	10,000,000	10,000,000	7,254,121

See accompanying notes to unaudited financial statements

jetPADS, Inc.
(A Development Stage Company)
Statements of Cash Flows (unaudited)
			For the period from March 26, 2008 (inception) to September 30, 2009

	Six months ended September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(61,342)	$(9,914)	$(103,696)
Changes in operating assets and liabilities:
Add back imputed interest	315	-	315
Increase in accounts receivable	(59,417)	-	(59,417)
Increase (decrease) in accounts payable	(11,996)	-	20,000
Increase in property owner payable	71,099	-	71,099
Increase in security deposit liability	20,411	-	20,411
Increase in deferred revenue	24,085	-	24,085
Net cash provided by (used in) operating activities	(16,845)	(9,914)	(27,203)

Cash flows from investing activities
Increase in restricted cash	(13,761)	-	(13,761)
Net cash used in investing activities	(13,761)	-	(13,761)

Cash flows from financing activities
Proceeds from related party payable	30,965	-	31,358
Repayments of related party payable	(393)	-	(393)
Proceeds from sale of common stock	-	10,000	10,000
Net cash provided by financing activities	30,572	10,000	40,965

Increase (decrease) in cash	(35)	86	-

Cash at beginning of period	35	-	-

Cash at end of period	$-	$86	$-

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to unaudited financial statements

jetPADS, Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Three and Six Months Ended September 30, 2009 and 2008 and the

Period of March 26, 2008 (Inception) to September 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended September 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2009 audited financial statements as reported in Form 10-K.  The results of operations for the period ended September 30, 2009 are not necessarily indicative of the operating results for the full year ended March 31, 2010.

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

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Three and Six Months Ended September 30, 2009 and 2008 and the

Period of March 26, 2008 (Inception) to September 30, 2009

NOTE 3 – RENTAL AGENT CONTRACTS

During the six months ended September 30, 2009, the Company entered into various agreements with vacation property owners to act as a short-term rental agent on behalf of the owners. The agreements allow for the Company to retain a commission of 10% - 60% of the gross rental booking.  Since rental contracts between the owners and renters are cancellable up to the point of use of the owners’ properties by the renters, commissions are deferred and recognized as revenue once the renters complete their use of the owners’ properties.  The remaining 40%-90% of gross rental bookings, plus applicable taxes paid by the renters, are remitted to the owners upon the renters’ use of the owners’ properties.  At the time of booking, renters are required to pay a security deposit that is refundable to them after ensuring no damage was done to the owners’ properties subsequent to use by the renters.

As of September 30, 2009, the Company had booked a total of $150,483 in gross rental charges, plus booking fees, cleaning fees, and taxes totaling $20,122, resulting in revenue and deferred revenue of $17,148 and $24,085, respectively.  At September 30, 2009, the Company had received total cash of $147,890, including $37,992 in refundable security deposits.  Of this amount, $57,885 has been remitted to the property owners, with $71,099 remaining payable to property owners upon renters’ use of the properties. At September 30, 2009, the Company had a balance of $13,762 in restricted cash, consisting of the security deposits and cash payable to property owners, less a receivable due from renters of $59,417 payable prior to the renters’ use of the owners’ properties.

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through November 21, 2009.

NOTE 5 – INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are normally provided in the financial statements under ASC Topic No. 740 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Operating loss carry forwards generated during the period from March 26, 2008 (date of inception) through September 30, 2009 of $103,696 will begin to expire in 2028, and may be limited by the provisions of Internal Revenue Code Section 382 and other provisions as to their utilization. Deferred tax assets of approximately $36,184 have been completely offset by a valuation allowance that increased by approximately $21,423 and $3,470 during the six months ended September 30, 2009 and 2008, respectively.

jetPADS, Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Three and Six Months Ended September 30, 2009 and 2008 and the

Period of March 26, 2008 (Inception) to September 30, 2009

NOTE 6 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value  Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

The Company hopes to successfully secure real estate contracts and implement its brand development strategy by placing key advertisements strategically throughout print and web-based media.  While focusing on fostering its brand and continuously securing additional high-end properties worldwide, the Company will simultaneously launch into a sales campaign, utilizing an Enterprise version of the TenantWIZ Vacation Rental Software system to manage and close all sales leads.

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

During the three-month period ended September 30, 2009, we generated $19,521 in revenues from the rental of properties held by the Company’s President.  Since inception we have incurred $119,823 in operating expenses through September 30, 2009.

As of September 30, 2009, the Company had $0 in cash on hand, restricted cash (see below for additional information) of $13,762, and accounts receivable of $59,417.  We had current liabilities of $166,560 and no long-term liabilities as of September 30, 2009.

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

As of September 30, 2009, we had booked a total of $150,483 in gross rental charges, plus booking fees, cleaning fees, and taxes totaling $20,122, resulting in revenue of $19,521 and $19,976 for the three and nine months ended, respectively and deferred revenue of $24,085.  At September 30, 2009, we had received total cash of $147,890, including $37,992 in refundable security deposits. Of this amount, $57,885 has been remitted to the property owners, with $71,099 remaining payable to property owners upon renters’ use of the properties. At September 30, 2009, we had a balance of $13,762 in restricted cash, consisting of the security deposits and cash payable to property owners, less a receivable due from renters of $59,417 payable prior to the renters’ use of the owners’ properties.

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

Management's Report on Internal Control over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Our principal financial officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2009, as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, our principal financial officer used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework,” our principal financial officer concluded that our company’s internal control over financial reporting was effective, as of September 30, 2009, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our principle financial officer concluded that there were no material weaknesses in our internal controls and procedures.

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

Exhibit

Number

Description

3.1

Articles of Incorporation*

3.2

Bylaws*

Rule 13a-14(a)/15d-14a(a) Certifications

Section 1350 Certifications

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETPADS, INC.
(Registrant)
November 23, 2009
Date	BY:	/s/ Robert Kanaat

Robert Kanaat
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors