Form 10-Q
period 2009-12-31
JETPADS, INC.
filed 2010-02-22
CIK 1438392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As at February 19, 2010, there were 10,000,000 common shares issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements of jetPADS, Inc. (a Nevada corporation) (a development stage company) (the “Company”) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent audited financial statements for the year ended March 31, 2009 included in a Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on July 31, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the periods ended December 31, 2009, are not necessarily indicative of the operating results that may be expected for the full year ending March 31, 2010.

jetPADS, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2009	March 31, 2009

	(unaudited)
ASSETS
Current assets
Cash	$-	$35
Restricted cash (Note 3)	48,432	-
Accounts receivable (Note 3)	80,876	-
Total current assets	129,308	35

Total assets	$129,308	$35

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$22,167	$31,996
Security deposit liability (Note 3)	50,186
Property owner payable (Note 3)	131,548
Related party payable	30,965	393
Deferred revenue (Note 3)	43,315
Total current deficit	278,181	32,389

Stockholders' Deficit
Common stock, $.001 par value; 100,000,000 shares authorized, 10,000,000 issued and outstanding	10,000	10,000
Additional paid-in capital	432	-
Deficit accumulated during the development stage	(159,305)	(42,354)
Total stockholders' deficit	(148,873)	(32,354)

Total liabilities and stockholders' deficit	$129,308	$35

See accompanying notes to unaudited financial statements

jetPADS, Inc.
(A Development Stage Company)
Statements of Operations (unaudited)
					For the period from March 26, 2008 (inception) to December 31, 2009

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008

Revenue	$13,695	$-	$33,671	$-	$33,671
Discounts given	(874)	-	(3,247)	-	(3,247)
Net revenue	12,821	-	30,424	-	30,424

Operating expenses
Professional fees	21,991	6,567	63,087	13,655	101,993
Advertising	15,971	-	28,329	-	28,329
Other general & administrative	30,283	39	54,868	2,865	57,746
Total operating expenses	68,245	6,606	146,284	16,520	188,068

Other income (expense)
Interest expense	(185)	-	(1,093)	-	(1,663)
Other income	-	-	2	-	2
Total other income (expense)	(185)	-	(1,091)	-	(1,661)

Net loss available to common stockholders	$(55,609)	$(6,606)	$(116,951)	$(16,520)	$(159,305)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding	10,000,000	10,000,000	10,000,000	8,176,095

See accompanying notes to unaudited financial statements

jetPADS, Inc.
(A Development Stage Company)
Statements of Cash Flows (unaudited)
			For the period from March 26, 2008 (inception) to December 31, 2009

	Nine months ended December 31,
	2009	2008
Cash flows from operating activities
Net loss	$(116,951)	$(16,520)	$(159,305)
Changes in operating assets and liabilities:
Imputed interest on related party payable	432	-	432
Increase in prepaid expenses	-	(30)	-
Increase in accounts receivable	(80,876)	-	(80,876)
Increase (decrease) in accounts payable	(9,829)	6,370	22,167
Increase in property owner payable	131,548	-	131,548
Increase in security deposit liability	50,186	-	50,186
Increase in deferred revenue	43,315	-	43,315
Net cash provided by (used in) operating activities	17,825	(10,180)	7,467

Cash flows from investing activities
Increase in restricted cash	(48,432)	-	(48,432)
Net cash used in investing activities	(48,432)	-	(48,432)

Cash flows from financing activities
Proceeds from bank overdraft	-	27	-
Proceeds from related party payable	30,965	153	31,358
Repayments of related party payable	(393)	-	(393)
Proceeds from sale of common stock	-	10,000	10,000
Net cash provided by financing activities	30,572	10,180	40,965

Net change in cash	(35)	-	-

Cash at beginning of period	35	-	-

Cash at end of period	$-	$-	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to unaudited financial statements

jetPADS, Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2009 and 2008 and the

Period of March 26, 2008 (Inception) to December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended December 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2009 audited financial statements as reported in Form 10-K.  The results of operations for the period ended December 31, 2009 are not necessarily indicative of the operating results for the full year ended March 31, 2010.

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

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2009 and 2008 and the

Period of March 26, 2008 (Inception) to December 31, 2009

NOTE 3 – RENTAL AGENT CONTRACTS

During the nine months ended December 31, 2009, the Company entered into various agreements with vacation property owners to act as a short-term rental agent on behalf of the owners. The agreements allow for the Company to retain a commission of 10% - 60% of the gross rental booking.  Since rental contracts between the owners and renters are cancellable up to the point of use of the owners’ properties by the renters, commissions are deferred and recognized as revenue once the renters complete their use of the owners’ properties.  The remaining 40%-90% of gross rental bookings, plus applicable taxes paid by the renters, are remitted to the owners upon the renters’ use of the owners’ properties.  At the time of booking, renters are required to pay a security deposit that is refundable to them after ensuring no damage was done to the owners’ properties subsequent to use by the renters.

As of December 31, 2009, the Company had booked a total of $292,759 in gross rental charges, plus booking fees, cleaning fees, and taxes totaling $43,398, resulting in revenue and deferred revenue of $33,671 and $43,315, respectively.  At December 31, 2009, the Company had received total cash of $326,605, including $74,417 in refundable security deposits.  Of this amount, $132,164 has been remitted to the property owners, with $131,548 remaining payable to property owners upon renters’ use of the properties. At December 31, 2009, the Company had a balance of $48,432 in restricted cash which represents a restricted cash deficit of $52,426. The restricted cash deficit is calculated by adding the refundable security deposits and cash payable to property owners, less a receivable due from renters of $80,876 payable prior to the renters’ use of the owners’ properties less the restricted cash on hand.

During the nine months ended December 31, 2009, the Company booked six reservations for a property owned by our President totaling $12,279. This resulted in cleaning fee and commission revenue of $726 and $815, respectively. As of December 31, 2009, there is no balance due to the property owner as a result of these bookings and $500 due to one customer representing a refundable security deposit.  These amounts are included in the account totals in the previous paragraph

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through February 20, 2010 and determined there are no items to disclose.

NOTE 5 – INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are normally provided in the financial statements under ASC Topic No. 740 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Operating loss carry forwards generated during the period from March 26, 2008 (date of inception) through December 31, 2009 of $159,305 will begin to expire in 2028, and may be limited by the provisions of Internal Revenue Code Section 382 and other provisions as to their utilization. Deferred tax assets of approximately $55,757 have been completely offset by a valuation allowance that increased by approximately $40,933 and $5,782 during the nine months ended December 31, 2009 and 2008, respectively.

jetPADS, Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2009 and 2008 and the

Period of March 26, 2008 (Inception) to December 31, 2009

NOTE 5 – INCOME TAXES (CONT’D)

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1.  The Company recognized no increase in the liability for unrecognized tax benefits.  The Company has no tax positions at December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  No such interest or penalties were recognized during the periods presented.  The Company had no accruals for interest and penalties at December 31, 2009.

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

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value  Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-08 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

OVERVIEW

The Company began operations in March 2008. The Company plans to secure contracts with prospective homeowners through the contacts and connections of its president and director, Mr. Kanaat.  Mr. Kanaat’s contacts own luxurious homes and condominiums around the world and have agreed to participate in the jetPAD Homes program.

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

RESULTS OF OPERATIONS

The Company has negotiated some contracts with homeowners for inclusion in the jetPAD Homes worldwide luxury rental inventory.  It will implement its plan for marketing these properties and building the jetPADS brand during 2010.

During the three and nine months ended December 31, 2009, we generated $13,695 and $33,671, respectively, in revenues from the rental of properties.  Since inception, we have incurred $188,068 in operating expenses through December 31, 2009.

As of December 31, 2009, the Company had $0 in cash on hand, restricted cash (see below for additional information) of $48,432, and accounts receivable of $80,876.  We had current liabilities of $278,181 and no long-term liabilities as of December 31, 2009.

During the nine months ended December 31, 2009, we entered into various agreements with vacation property owners to act as a short-term rental agent on behalf of the owners. The agreements allow for us to retain a commission of 10% - 60% of the gross rental booking.  Since rental contracts between the owners and renters are cancellable up to the point of use of the owners’ properties by the renters, commissions are deferred and recognized as revenue once the renters complete their use of the owners’ properties.  The remaining 40%-90% of gross rental bookings, plus applicable taxes paid by the renters, are remitted to the owners upon the renters’ use of the owners’ properties.  At the time of booking, renters are required to pay a security deposit that is refundable to them after ensuring no damage was done to the owners’ properties subsequent to use by the renters.

As of December 31, 2009, we had booked a total of $292,759 in gross rental charges, plus booking fees, cleaning fees, and taxes totaling $43,398, resulting in revenue and deferred revenue of $33,671 and $43,315 respectively.  At December 31, 2009, we had received total cash of $326,605, including $74,417 in refundable security deposits. Of this amount, $132,164 has been remitted to the property owners, with $131,548 remaining payable to property owners upon renters’ use of the properties.

At December 31, 2009, we had a balance of $48,432 in restricted cash which represents a restricted cash deficit of $52,426. The restricted cash deficit is calculated by adding the refundable security deposits and cash payable to property owners, less a receivable due from renters of $80,876 payable prior to the renters’ use of the owners’ properties less the restricted cash on hand.

During the nine months ended December 31, 2009, we booked six reservations for a property owned by our President, Robert Kannat, totaling $12,279. This resulted in cleaning fee and commission revenue of $726 and $815, respectively. As of December 31, 2009, there is no balance due to the property owner as a result of these bookings and $500 due to one customer representing a refundable security deposit.  These amounts are included in the account totals in the previous paragraph

The following discussion should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this quarterly report.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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
February 22, 2010
Date	BY:	/s/ Robert Kanaat

Robert Kanaat
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors