Form 10-K
period 2010-03-31
JETPADS, INC.
filed 2010-08-09
CIK 1438392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [  ]  Yes  [X]  No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  [  ]  Yes  [x]  No

(Not required)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ]  Yes  [x]  No

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  10,000,000 shares of common stock as of July 29, 2010.

PART I

Item 1.  Business

Business Development

jetPADS, Inc. was incorporated on March 26, 2008, in the state of Nevada.  We are a development stage company.  As of March 31, 2010, we have not commenced significant revenue generating activities and we have few assets.  The Company has entered into several agreements to act as a short-term rental agent on behalf of owners of various vacation properties.  These agreements allow for the Company to be compensated by commission based on a percentage of the gross rental fee charged to a user of the property.  We have never declared bankruptcy, we have never been in receivership, and we have never been involved in any legal action or proceedings.  Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions, or consolidations.

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

Item 4.  (Removed And Reserved)

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

Of the 10,000,000 shares of common stock outstanding as of March 31, 2010, 2,750,000 shares were owned by our officers and directors, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Holders

As of March 31, 2010, we have 10,000,000 shares of $0.001 par value common stock issued and outstanding held by 31 shareholders of record.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2010.

Item 6.  Selected Financial Data.

From
Inception
(March 26,
	Year Ended	Year Ended	2008) to
	March 31,	March 31,	March 31,
	2009	2010	2010

Total expenses	$ 42,354	$ 233,300	$ 275,656
Operating revenue	$ 69,461	$ -	$ 69,461
Net loss	$ (42,354)	$ (163,839)	$ (206,193)
Net cash provided by financing activities	$ 10,393	72,555	82,948
Cash used in operating activities	$ (10,358)	(36,066)	(46,424)
Cash and cash equivalents on hand	$ 35	$ -	$ -
Net loss per common share: Basic and Diluted	$ (0.00)	$ (0.02)	N/A
Weighted average number of common shares outstanding:
Basic and diluted	8,630,822	10,000,000	N/A
Cash dividends declared per common share	$ -	$ -	$ -
Property and equipment, net	$ -	$ -	$ -
Long-term debt	$ -	$ -	$ -
Stockholders’ deficit	$ (32,354)	$ (194,674)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company's Financial Statements and notes thereto appearing elsewhere in this Annual Report.

OVERVIEW

The Company began operations in March 2008, and has secured contracts with homeowners and agents through the contacts and connections of its president and director, Mr. Kanaat.  The Company has implemented its brand development strategy by placing key advertisements strategically throughout the Internet.

As of March 31, 2010, the Company had booked a total of $485,704 in gross rental charges, plus booking fees, cleaning fees, and taxes totaling $64,988, resulting in net revenue and deferred revenue of $69,461 and $27,453, respectively.  At March 31, 2010, the Company had received total cash of $588,423, including $53,686 in refundable security deposits.  Of this amount, $322,712 has been remitted to the property owners, with $106,959 remaining payable to property owners upon renters’ use of the properties. At March 31, 2010, the Company had a balance of $36,524 in restricted cash which represents a restricted cash deficit of $82,445. The restricted cash deficit is calculated by adding the refundable security deposits and cash payable to property owners, less a receivable due from renters of $41,676 payable prior to the renters’ use of the owners’ properties less the restricted cash on hand.

During the year ended March 31, 2010, the Company booked six reservations for a property owned by our President totaling $12,279. This resulted in cleaning fee and commission revenue of $726 and $815, respectively. As of March 31, 2010, there is no balance due to the property owner as a result of these bookings and $500 due to one customer representing a refundable security deposit.  These amounts are included in the account totals in the previous paragraph.

The Company’s founder, Mr. Kanaat, has utilized his connections to create a base inventory of secured luxury properties worldwide used in the marketing and advertising of jetPAD Homes.  Sales associates and concierge staff will be brought on board as revenues for rentals continue throughout 2010 for the jetPAD Homes program.

The Company is already known for providing homes and condominiums around the world to customers based on a transient rental basis (less than 30 days per rental).

RESULTS OF OPERATIONS

The Company has begun negotiating contracts with homeowners for inclusion in the jetPAD Homes worldwide luxury rental inventory. The Company has begun generating revenues and from inception through March 31, 2010, the Company has generated net revenue of $69,461.  Total expenses for the year ended March 31, 2010, were $233,300, and consisted of $95,078 in professional fees for accountants, attorneys and transfer agent, $57,292 in other general and administrative expenses, $29,802 in travel expenses, $45,698 in advertising costs, interest expenses of $4,384 and ..$1,043 in foreign currency transaction loss.

During the quarter ended June 30, 2010, the Company entered into agreements with vacation home owners to act as a short-term rental agent.  The agreements retain the Company as a rental agent and not an owner nor operator of the properties.  The Company generates revenues by receiving a commission of the gross rental fee charged.  As of March 31, 2010, the Company had booked a total of $485,704 in gross rental charges, plus booking fees, cleaning fees, and taxes totaling $64,988, resulting in net revenue and deferred revenue of $69,461 and $27,453, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Child,
Van Wagoner
& Bradshaw,
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
jetPADS, Inc.

We have audited the accompanying balance sheets of jetPADS, Inc. (a development stage company) (the Company) as of March 31, 2010 and 2009, and the related statements of operations, changes in stockholders' deficit , and cash flows for the years then ended, and for the period from March 26, 2008 (inception) to March 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of jetPADS, Inc. as of March 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, and for the period from March 26, 2008 (inception) to March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has cash flow constraints, an accumulated deficit, and has not engaged in any significant operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
August 6, 2010

SALT LAKE CITY
5296 South Commerce Dr.
Suite 300
Salt Lake City, Utah 84107
Phone: 801.281.4700
Fax: 801.281.4701

KAYSVILLE
1284 West Flint Meadow Dr.
Suite D
Kaysville, Utah 84037
Phone: 801.927.1337
Fax: 801.927.1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

F-1

jetPADS, Inc.
(A Development Stage Company)
Balance Sheets

	March 31,
	2010	2009
ASSETS
Current assets
Cash	$-	$35
Restricted cash (Note 8)	36,524	-
Accounts receivable (Note 8)	41,676	-
Prepaid expenses	9,500	-
Total current assets	87,700	35

Total assets	$87,700	$35

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$21,328	$31,996
Security deposit liability (Note 8)	53,686	-
Property owner payable (Note 8)	106,959	-
Related party payables (Note 7)	72,948	393
Deferred revenue (Note 8)	27,453	-
Total current liabilities	282,374	32,389

Stockholders' Deficit
Common stock, par value $.001, 100,000,000 shares authorized, 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	1,519	-
Deficit accumulated during the development stage	(206,193)	(42,354)
Total stockholders' deficit	(194,674)	(32,354)

Total liabilities and stockholders' deficit	$87,700	$35

See accompanying notes to the financial statements

jetPADS, Inc
(A Development Stage Company)
Statements of Operations

			Period of March 26, 2008 (inception) to March 31, 2010

	Year ended March 31,
	2010	2009
Revenue, net of discounts and refunds	$83,568	$-	$83,568
Property rent	(14,107)	-	(14,107)
Net revenue	69,461	-	69,461

Operating Expenses
Professional fees	95,078	38,906	133,984
Advertising	45,698	-	45,698
Travel	29,802	-	29,802
Other general & administrative	57,292	2,878	60,170
Total operating expenses	227,870	41,784	269,654

Other income (expense)
Interest expense	(4,389)	(570)	(4,959)
Foreign currency transaction loss	(1,043)		(1,043)
Other income	2	-	2
Total other income (expense)	(5,430)	(570)	(6,000)

Net loss available to common stockholders	$(163,839)	$(42,354)	$(206,193)

Basic and diluted loss per common share	$(0.02)	$(0.00)

Weighted average shares outstanding	10,000,000	8,630,822

See accompanying notes to the financial statements

jetPADS, Inc
(A Development Stage Company)
Statement of Changes in Stockholders' Deficit

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, March 26, 2008 (Inception)	-	$-	$-	$-	$-
Net loss, period ended March 31, 2008	-	-	-	-	-
Balance, March 31, 2008	-	-	-	-	-

Common stock issued for cash, $.001 per share	10,000,000	10,000	-	-	10,000
Net loss, year ended March 31, 2009	-	-	-	(42,354)	(42,354)
Balance, March 31, 2009	10,000,000	10,000	-	(42,354)	(32,354)

Imputed interest	-	-	1,519	-	1,519
Net loss, year ended March 31, 2010	-	-	-	(163,839)	(163,839)
Balance, March 31, 2010	10,000,000	$10,000	1,519	$(206,193)	$(194,674)

See accompanying notes to the financial statements

jetPADS, Inc.
(A Development Stage Company)
Statements of Cash Flows

			For the period March 26, 2008 (inception) to March 31, 2010

	Year ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(163,839)	$(42,354)	$(206,193)
Changes in operating assets and liabilities:
Imputed interest on related party payable	1,519	-	1,519
Increase in accounts receivable	(41,676)	-	(41,676)
Increase in prepaid expenses	(9,500)	-	(9,500)
Increase (decrease) in accounts payable	(10,668)	31,996	21,328
Increase in security deposit liability	53,686	-	53,686
Increase in property owner payable	106,959	-	106,959
Increase in deferred revenue	27,453	-	27,453
Net cash used in operating activities	(36,066)	(10,358)	(46,424)

Cash flows from investing activities
Increase in restricted cash	(36,524)	-	(36,524)
Net cash used in investing activities	(36,524)	-	(36,524)

Cash flows from financing activities
Proceeds from related party payables	72,948	393	73,341
Repayments of related party payables	(393)	-	(393)
Proceeds from sale of common stock	-	10,000	10,000
Net cash provided by financing activities	72,555	10,393	82,948

Net change in cash	(35)	35	-
Cash at beginning of period	35	-	-
Cash at end of period	$-	35	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the financial statements

jetPADS, INC.

(A Development Stage Company)

Notes to the Financial Statements

For the Years Ended March 31, 2010 and 2009 and the

Period of March 26, 2008 (Inception) to March 31, 2010

Note 1 – Nature of Business

jetPADS, Inc. (the “Company”) was incorporated on March 26, 2008 in the State of Nevada.  Its operations are primarily based in Los Angeles, CA.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year-end is March 31.

The Company plans to pursue the business of securing contracts on existing luxury homes, condominiums, apartments, and hotels.  Once the contracts have been secured, the Company will provide further high-end luxurious amenities and ultimately sell or rent its products to third parties.

Note 2 – Significant Accounting Policies

Development Stage Enterprise

The Company has yet to realize significant revenues from its planned business purpose and, accordingly, is considered to be in its development stage as defined in FASB ASC 915, “Development Stage Entities.” The Company has devoted substantially all of its efforts to business planning, and development. Additionally, the Company has allocated a substantial portion of its time and investment in bringing its product to the market, and the raising of capital.

Cash

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.  The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.  At March 31, 2010 and 2009, the Company had $0 and $35 in cash and no cash equivalents, respectively.

Revenue Recognition

The Company's financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid. The Company recognized net revenues of $69,461 and $0 during the years ended March 31, 2010 and 2009, respectively.

Income taxes

The Company accounts for income taxes under FASB ASC 740 "Income Taxes." Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

jetPADS, INC.

(A Development Stage Company)

Notes to the Financial Statements

For the Years Ended March 31, 2010 and 2009 and the

Period of March 26, 2008 (Inception) to March 31, 2010

Note 2 – Significant Accounting Policies (continued)

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated Useful Lives
Furniture and Fixtures	5 - 10 years
Computer Equipment	3 - 5 years
Vehicles	5 - 10 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method.   At March 31, 2010 and 2009, the Company had no property and equipment.

Advertising Costs

Advertising and promotion costs are expensed as incurred.  The Company incurred $45,698 and $0 of such costs during the years ended March 31, 2010 and 2009.

Recently Implemented Standards

ASC 105, Generally Accepted Accounting Principles ("ASC 105") (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative". ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of September 30, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

jetPADS, INC.

(A Development Stage Company)

Notes to the Financial Statements

For the Years Ended March 31, 2010 and 2009 and the

Period of March 26, 2008 (Inception) to March 31, 2010

Note 2 – Significant Accounting Policies (continued)

Recently Implemented Standards (continued)

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASC Update No. 2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The implementation of ASC Update No. 2009-12 did not have a material effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 ("Statement No. 166"). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for interim and annual periods beginning after November 15, 2009.

Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

jetPADS, INC.

(A Development Stage Company)

Notes to the Financial Statements

For the Years Ended March 31, 2010 and 2009 and the

Period of March 26, 2008 (Inception) to March 31, 2010

Note 2 – Significant Accounting Policies (continued)

Recently Implemented Standards (continued)

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective on January 1, 2011. The Company has determined that the adoption of these changes will not have an impact on the financial statements, as the Company does not currently have any such arrangements with its customers.

Accounting Standards Update  (“ASU”) ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-20 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Note 3 – Stockholders’ Equity

Common Stock

On March 26, 2008, the Company was formed with one class of common stock, par value $0.001. The Company authorized 100,000,000 shares of common stock.

In May 2008, the Company issued 10,000,000 shares of its common stock for cash at $.001 per share for a total cash consideration of $10,000. At March 31, 2010 and 2009, the Company had 10,000,000 common shares issued and outstanding. There are no preferred shares authorized, issued or outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

Net loss per common share

Net loss per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2010 or 2009 and since inception. As of March 31, 2010 and 2009 and since inception, the Company had no dilutive potential common shares.

jetPADS, INC.

(A Development Stage Company)

Notes to the Financial Statements

For the Years Ended March 31, 2010 and 2009 and the

Period of March 26, 2008 (Inception) to March 31, 2010

Note 4 – Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are normally provided for in the financial statements under ASC Topic No. 740 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Operating loss carry forwards generated during the period from March 13, 2008 (date of inception) through March 31, 2010 of $206,193 will begin to expire in 2028, and may be limited by the provisions of Internal Revenue Code Section 382 and other provisions as to their utilization. Deferred tax assets of approximately $72,168 have been completely offset by a valuation allowance that increased by $57,343 and $14,824 during the years ended March 31, 2010 and 2009, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1.  The Company recognized no increase in the liability for unrecognized tax benefits.  The Company has no tax positions at March 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  No such interest or penalties were recognized during the periods presented.  The Company had no accruals for interest and penalties at March 31, 2010 or 2009.

Note 5 – Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 6 – Subsequent Events

The Company has evaluated subsequent events through the filing date of this document and determined there are no items to disclose.

jetPADS, INC.

(A Development Stage Company)

Notes to the Financial Statements

For the Years Ended March 31, 2010 and 2009 and the

Period of March 26, 2008 (Inception) to March 31, 2010

Note 7 – Related Party Transactions

During the year ended March 31, 2010, the Company received loans totaling $72,948 to fund operations from related parties. The loans carry a 0% interest rate, are due on demand and as such are included in current liabilities. Imputed interest of $1,519 has been considered and is included in additional paid-in capital. Additionally, the Company repaid an outstanding shareholder loan of $393 during the year ended March 31, 2010. There were outstanding shareholder loans of $72,948 and $393 as of March 31, 2010 and 2009.

The Company’s president provides management services on a contract basis. During the years ended March 31, 2010 and 2009, there were $10,281 and $0 charged to operations as a management fee.

The Company utilizes a reservation tracking system called TenantWIZ. The system allows for tracking of reservations, customer payments and payments remitted to property owners. TenantWIZ was developed by the Company’s sole officer and director and is owned by TenantWIZ Software Corp., a company under his control. Payments of $17,406 and $0 were made to TenantWIZ Software Corp for use of the system during the years ended March 31, 2010 and 2009, respectively.

Note 8 – Rental Agent Contracts

During the year ended March 31, 2010, the Company entered into various agreements with vacation property owners to act as a short-term rental agent on behalf of the owners. The agreements allow for the Company to retain a commission of 10% - 60% of the gross rental booking.  Since rental contracts between the owners and renters are cancellable up to the point of use of the owners’ properties by the renters, commissions are deferred and recognized as revenue once the renters complete their use of the owners’ properties.  The remaining 40%-90% of gross rental bookings, plus applicable taxes paid by the renters, are remitted to the owners upon the renters’ use of the owners’ properties.  At the time of booking, renters are required to pay a security deposit that is refundable to them after ensuring no damage was done to the owners’ properties subsequent to use by the renters.

As of March 31, 2010, the Company had booked a total of $485,704 in gross rental charges, plus booking fees, cleaning fees, and taxes totaling $64,988, resulting in net revenue and deferred revenue of $69,461  and $27,453, respectively.  At March 31, 2010, the Company had received total cash of $588,423, including $53,686 in refundable security deposits.  Of this amount, $322,712 has been remitted to the property owners, with $106,959 remaining payable to property owners upon renters’ use of the properties. At March 31, 2010, the Company had a balance of $36,524 in restricted cash which represents a restricted cash deficit of $82,445. The restricted cash deficit is calculated by adding the refundable security deposits and cash payable to property owners, less a receivable due from renters of $41,676 payable prior to the renters’ use of the owners’ properties less the restricted cash on hand.

During the year ended March 31, 2010, the Company booked six reservations for a property owned by our President totaling $12,279. This resulted in cleaning fee and commission revenue of $726 and $815, respectively. As of March 31, 2010, there is no balance due to the property owner as a result of these bookings and $500 due to one customer representing a refundable security deposit.  These amounts are included in the account totals in the previous paragraph.

Note 9 – Leases

During the year ended March 31, 2010, the Company entered into a non-cancellable lease for a property which it intends to rent to customers. The lease requires minimum annual rental payments of $84,000 through March 2011.

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

Item 9A.  Controls and Procedures.

As of March 31, 2010, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were not effective for the reasons discussed herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:  (1) inadequate segregation of duties consistent with control objectives.  The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2010.

Management believes that the material weakness set forth above did not have an effect on our financial results.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the fiscal year ended March 31, 2010, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

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

-	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2010, management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act.  Management conducted its evaluation of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that the design and operation of our internal controls and procedures were not effective as of March 31, 2010, for the reasons disclosed above. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding each person who is a Director or Executive Officer of the Company.

Name	Age	Position
Robert Kanaat	32	Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary

Robert Kanaat is Chairman of the Board, President and Chief Executive Officer of the Company since its inception.  On March 3, 2009, Mr. Kanaat was appointed Chief Financial Officer, Treasurer and Secretary.  Mr. Kanaat earned a Bachelor of Arts degree in Political Science (2000) from New York University's College of Arts and Sciences.  Mr. Kanaat began his entrepreneurial activities in 2001 when he founded iSculptors, Inc., a firm specializing in interactive Web design services, developing feature-rich websites and web applications with Active Server Pages (ASP), Macromedia Flash, Databases, and other Web-based technologies.  In 2004, Mr. Kanaat was the co-founder and CEO of Elemental Software, Inc., a Los Angeles-based Internet technology company which developed proprietary Web-based Shopping Cart software which was marketed within North America.  Mr. Kanaat created all of the product and service offerings and assisted in recruiting talented personnel at important stages in the development of the business.  Since May 2007, Mr. Kanaat has been the founder and President of TenantWIZ Software Corp. which is the proprietary developer of a web-based Vacation Rental software system, Tenantwiz.com.

Legal Proceedings.

During the past ten years, none of our Directors or Officers has been a party to any bankruptcy proceeding; has been convicted in a criminal proceeding; is subject to any order, judgment or decree of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and been found by a court of competent jurisdiction, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

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

Item 11. Executive Compensation.

Following is the Summary Compensation table showing compensation of officers for the years ended March 31, 2009 and 2010.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Kanaat, President	2009 2010	$ 0 $ 10,281.21(1)	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 14,813.53(1)	$ 0 $ 0

(1)

Mr. Kanaat received $10,281.21 as management fees and $14,813.53 in consideration for the forgiveness of debt owed to the Company by Mr. Kanaat.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries.

Director Compensation

Members of the Company’s Board of Directors do not receive compensation, as such, at this time.  Following is the Summary Compensation table showing compensation for directors for paid for the years ended March 31, 2009 and 2010.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Kanaat	0	0	0	0	0	0	0

Stock Option Grants

As of the date of this Annual Report the Company has not granted any stock options

Employment Agreements

We do not have any employment or consultant agreements with our officers and directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of March 31, 2010, hereby (i) by each person who is known by the Company to beneficially own more than five percent of the Common Stock, (ii) by each of the Company's Directors, (iii) by each of the Named Executive Officers and (iv) by all Executive Officers and Directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees: All fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and the review of financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

2009:

$9,500

2010

$15,275

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2009:

$ 0

2010:

$0

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2009:

$ 0

Nature of Services:

2010:

$ 0

Nature of Services

Preparation of the Company’s corporate tax return for the fiscal year ended March 31, 2010 is currently underway.

All Other Fees:

2009:

$ 0

2010:

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

By:       /s/ Robert Kanaat

Robert Kanaat

Chairman of the Board, Chief Executive Officer,

Principal Financial Officer,

Principal Accounting Officer