Form 10-Q
period 2010-06-30
JETPADS, INC.
filed 2010-08-23
CIK 1438392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As at August 10, 2010, there were 10,000,000 common shares issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements of jetPADS, Inc. (a Nevada corporation) (a development stage company) (the “Company”) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the Company's most recent audited financial statements for the year ended March 31, 2010 included in a Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on August 9, 2010.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed financial statements for the period ended June 30, 2010, are not necessarily indicative of the operating results that may be expected for the full year ending March 31, 2011.

jetPADS, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2010	March 31, 2010

	(Unaudited)
ASSETS
Current assets
Cash	$-	$-
Restricted cash (Note 3)	97,182	36,524
Accounts receivable (Note 3)	17,082	41,676
Prepaid expenses	37,814	9,500
Other current assets	2,450	-
Total current assets	154,528	87,700

Total assets	$154,528	$87,700

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$10,052	$21,328
Customer payables (Note 3)	173,047	53,686
Property owner payable (Note 3)	159,631	106,959
Related party payables	50,948	72,948
Deferred revenue (Note 3)	51,302	27,453
Total current liabilities	444,980	282,374

Stockholders' Deficit
Common stock, par value $.001, 100,000,000 shares authorized, 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	2,447	1,519
Other comprehensive loss	(99)	-
Deficit accumulated during the development stage	(302,800)	(206,193)
Total stockholders' deficit	(290,452)	(194,674)

Total liabilities and stockholders' deficit	$154,528	$87,700

See accompanying notes to the financial statements

jetPADS, Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)

			Period of March 26, 2008 (inception) to June 30, 2010

	Three months ended June 30,
	2010	2009
Revenue, net of discounts and refunds	$54,726	$455	$138,294
Property rent	(21,286)	-	(35,393)
Net revenue	33,440	455	102,901

Operating Expenses
Professional fees	55,019	675	189,003
Advertising	9,476	1,079	55,174
Travel	43,445	-	73,247
Other general and administrative	21,258	4,463	81,428
Total operating expenses	129,198	6,217	398,852

Other income (expense)
Interest expense	(928)	(524)	(5,887)
Interest income	6	-	6
Foreign currency transaction gain (loss)	73	-	(970)
Other income	-	2	2
Total other income (expense)	(849)	(522)	(6,849)

Net loss available to common stockholders	$(96,607)	$(6,284)	$(302,800)

Other comprehensive loss
Foreign currency translation adjustment	(99)	-	(99)

Total comprehensive loss	$(96,706)	$(6,284)	$(302,899)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average shares outstanding	10,000,000	10,000,000

See accompanying notes to the financial statements

jetPADS, Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			For the period March 26, 2007 (inception) to June 30, 2010

	Three months ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(96,607)	$(6,284)	$(302,800)
Changes in operating assets and liabilities:
Imputed interest on related party payable	928	-	2,447
(Increase) Decrease in accounts receivable	24,594	(14,807)	(17,082)
Increase in prepaid expenses	(28,314)	-	(37,814)
(Increase) in other current assets	(2,450)	(593)	(2,450)
Increase (decrease) in accounts payable and accrued liabilities	(11,276)	1,124	10,052
Increase in security deposit liability	119,361	5,567	173,047
Increase in property owner payable	52,672	21,666	159,631
Increase in deferred revenue	23,849	6,694	51,302
Net cash provided by operating activities	82,757	13,367	36,333

Cash flows from investing activities
Increase in restricted cash	(60,658)	(12,426)	(97,182)
Net cash used in investing activities	(60,658)	(12,426)	(97,182)

Cash flows from financing activities
Proceeds from related party payables	-	-	51,341
Repayment of related party payables	(22,000)	(207)	(393)
Proceeds from sale of common stock	-	-	10,000
Net cash provided by (used in) financing activities	(22,000)	(207)	60,948

Effect of exchange rate on cash	(99)	-	(99)

Net change in cash	-	734	-
Cash at beginning of period	-	35	-
Cash at end of period	$-	769	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the financial statements

jetPADS, Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Three Months Ended June 30, 2010 and 2009 and the

Period of March 26, 2008 (Inception) to June 30, 2010

Note 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended June 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2010 audited financial statements as reported in Form 10-K.  The results of operations for the period ended June 30, 2010 are not necessarily indicative of the operating results for the full year ended March 31, 2011.

Note 2- Going Concern

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

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Three Months Ended June 30, 2010 and 2009 and the

Period of March 26, 2008 (Inception) to June 30, 2010

Note 3 – Rental Agent Contracts

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

Since inception and as of June 30, 2010, the Company had booked a total of $780,425 in gross rental charges, plus booking fees, cleaning fees, and taxes totaling $91,928, resulting in net revenue and deferred revenue of $102,901 and $51,302, respectively.  At June 30, 2010, the Company had received total cash of $1,052,920, including $180,567 in refundable security deposits and $63,861 of customer over-payments.  Of this amount, $514,424 has been remitted to the property owners, with $159,631 remaining payable to property owners upon renters’ use of the properties. At June 30, 2010, the Company had a balance of $97,182 in restricted cash which represents a restricted cash deficit of $218,414. The restricted cash deficit is calculated by adding the refundable security deposits, customer credits and cash payable to property owners, less a receivable due from renters of $17,082 payable prior to the renters’ use of the owners’ properties less the restricted cash on hand.

Note 4 – Subsequent Events

The Company has evaluated subsequent events through the filing date of this document and determined there are no items to disclose.

Note 5 – Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are normally provided in the financial statements under ASC Topic No. 740 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Operating loss carry-forwards generated during the period from March 26, 2008 (date of inception) through June 30, 2010 of $302,800 will begin to expire in 2028, and may be limited by the provisions of Internal Revenue Code Section 382 and other provisions as to their utilization. Deferred tax assets of approximately $105,890 have been completely offset by a valuation allowance that increased by approximately $33,812 and $2,199 during the three months ended June 30, 2010 and 2009, respectively.

jetPADS, Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Three Months Ended June 30, 2010 and 2009 and the

Period of March 26, 2008 (Inception) to June 30, 2010

Note 6 – Leases

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

Since inception and as of June 30, 2010, the Company had booked a total of $780,425 in gross rental charges, plus booking fees, cleaning fees, and taxes totaling $91,928, resulting in net revenue and deferred revenue of $102,901 and $51,302, respectively.  At June 30, 2010, the Company had received total cash of $1,052,920, including $180,567 in refundable security deposits and $63,861 of customer over-payments.  Of this amount, $514,424 has been remitted to the property owners, with $159,631 remaining payable to property owners upon renters’ use of the properties. At June 30, 2010, the Company had a balance of $97,182 in restricted cash which represents a restricted cash deficit of $218,414. The restricted cash deficit is calculated by adding the refundable security deposits, customer credits and cash payable to property owners, less a receivable due from renters of $17,082 payable prior to the renters’ use of the owners’ properties less the restricted cash on hand.

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

RESULTS OF OPERATIONS

During the three months ended June 30, 2010, we generated $54,726 in revenues from the rental of properties and $138,294 from inception.  Since inception, we have incurred $398,852 in operating expenses through June 30, 2010.

As of June 30, 2010, the Company had $0  in cash on hand, restricted cash (see below for additional information) of $97,182, and accounts receivable of $17,082.  We had current liabilities of $444,980 and no long-term liabilities as of June 30, 2010.

During the three months ended June 30, 2010, we entered into various agreements with vacation property owners to act as a short-term rental agent on behalf of the owners.  The agreements allow for us to retain a commission of 10% - 60% of the gross rental booking.  Since rental contracts between the owners and renters are cancellable up to the point of use of the owners’ properties by the renters, commissions are deferred and recognized as revenue once the renters complete their use of the owners’ properties.  The remaining 40%-90% of gross rental bookings, plus applicable taxes paid by the renters, are remitted to the owners upon the renters’ use of the owners’ properties.  At the time of booking, renters are required to pay a security deposit that is refundable to them after ensuring no damage was done to the owners’ properties subsequent to use by the renters.

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

ITEM 4. [REMOVED AND RESERVED]

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

JETPADS, INC.
(Registrant)

August 16, 2010	BY:	/s/ Robert Kanaat
Date
Robert Kanaat
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors