Form 10-Q
period 2010-09-30
JETPADS, INC.
filed 2010-11-22
CIK 1438392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

[  ]

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As at November 17, 2010, there were 10,000,000 common shares issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements of jetPADS, Inc. (a Nevada corporation) (a development stage company) (the “Company”) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the Company's most recent audited financial statements for the year ended March 31, 2010, included in a Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on August 9, 2010.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed financial statements for the period ended September 30, 2010, are not necessarily indicative of the operating results that may be expected for the full year ending March 31, 2011.

jetPADS, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2010	March 31, 2010

	(Unaudited)
ASSETS
Current assets
Cash	$-	$-
Restricted cash (Note 3)	2,287	36,524
Accounts receivable (Note 3)	81,890	41,676
Prepaid expenses	30,309	9,500
Total current assets	114,486	87,700

Total assets	$114,486	$87,700

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$4,261	$-
Accounts payable and accrued liabilities	41,112	21,328
Customer payables (Note 3)	222,386	53,686
Property owner payable (Note 3)	156,847	106,959
Related party payables	50,948	72,948
Deferred revenue (Note 3)	25,324	27,453
Total current liabilities	500,878	282,374

Stockholders' deficit
Common stock, par value $.001, 100,000,000 shares authorized, 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	3,217	1,519
Other comprehensive loss	(89)	-
Deficit accumulated during the development stage	(399,520)	(206,193)
Total stockholders' deficit	(386,392)	(194,674)

Total liabilities and stockholders' deficit	$114,486	$87,700

See accompanying notes to the financial statements

jetPADS, Inc.
(A Development Stage Company)
Statements of Operations

					Period of March 26, 2008 (inception) to September 30, 2010

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Revenue, net of discounts and refunds	$70,926	$17,148	$125,652	$17,603	$209,221
Property rent	(21,074)	-	(42,360)	-	(56,467)
Net revenue	49,852	17,148	83,292	17,603	152,754

Operating Expenses
Professional fees	72,266	40,421	127,285	41,096	261,270
Advertising	21,354	11,279	30,830	12,358	76,528
Travel	19,157	10,771	62,602	10,771	92,404
Other general & administrative	32,791	9,351	54,049	13,814	114,219
Total operating expenses	145,568	71,822	274,766	78,039	544,421

Other income (expense)
Interest expense	(843)	(384)	(1,771)	(908)	(6,730)
Interest income	-	-	6	-	6
Foreign currency transaction gain (loss)	(161)	-	(88)	-	(1,131)
Other income	-	-	-	2	2
Total other income (expense)	(1,004)	(384)	(1,853)	(906)	(7,853)

Net loss available to common stockholders	$(96,720)	$(55,058)	$(193,327)	$(61,342)	$(399,520)

Other comprehensive loss
Foreign currency translation adjustment	10	-	(89)	-	(89)
Total comprehensive loss	$(96,710)	$(55,058)	$(193,416)	$(61,342)	$(399,609)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average shares outstanding	10,000,000	10,000,000	10,000,000	10,000,000

See accompanying notes to the financial statements

jetPADS, Inc.
(A Development Stage Company)
Statements of Cash Flows

			For the period March 26, 2007 (inception) to September 30, 2010

	Six months ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(193,327)	$(61,342)	$(399,520)
Changes in operating assets and liabilities:
Imputed interest charged to paid in capital	1,698	315	3,217
Increase in accounts receivable	(40,214)	(59,417)	(81,890)
Increase in prepaid expenses	(20,809)	-	(30,309)
Increase in bank overdraft	4,261	-	4,261
Increase (decrease) in accounts payable and accrued liabilities	19,784	(11,996)	41,112
Increase in customer payables	168,700	20,410	222,386
Increase in property owner payable	49,888	71,099	156,847
(Decrease) increase in deferred revenue	(2,129)	24,085	25,324
Net cash used in operating activities	(12,148)	(16,846)	(58,572)

Cash flows from investing activities
Decrease (increase) in restricted cash	34,237	(13,761)	(2,287)
Net cash used in investing activities	34,237	(13,761)	(2,287)

Cash flows from financing activities
Proceeds from related party payables	-	30,965	51,341
Repayments of related party payables	(22,000)	(393)	(393)
Proceeds from sale of common stock	-	-	10,000
Net cash provided by financing activities	(22,000)	30,572	60,948

Effect of exchange rate on cash	(89)	-	(89)

Net change in cash	-	(35)	-
Cash at beginning of period	-	35	-
Cash at end of period	$-	-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the financial statements

jetPADS, Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Three and Six Months Ended September 30, 2010 and 2009 and the

Period of March 26, 2008 (Inception) to September 30, 2010

Note 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended September 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2010 audited financial statements as reported in Form 10-K.  The results of operations for the period ended September 30, 2010 are not necessarily indicative of the operating results for the full year ended March 31, 2011.

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

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Three and Six Months Ended September 30, 2010 and 2009 and the

Period of March 26, 2008 (Inception) to September 30, 2010

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

Since inception and as of September 30, 2010, the Company had booked a total of $917,139 in gross rental charges, plus booking fees, cleaning fees, and taxes totaling $112,535, resulting in net revenue and deferred revenue of $152,754 and $25,324, respectively.  At September 30, 2010, the Company had received total cash of $1,221,892, including $228,067 in refundable security deposits and $70,700 of customer over-payments.  Of this amount, $633,161 has been remitted to the property owners, with $156,847 remaining payable to property owners upon renters’ use of the properties. At September 30, 2010, the Company had a balance of $2,287 in restricted cash which represents a restricted cash deficit of $295,056. The restricted cash deficit is calculated by adding the refundable security deposits, customer credits and cash payable to property owners, less a receivable due from renters of $81,890 payable prior to the renters’ use of the owners’ properties less the restricted cash on hand.

Note 4 – Subsequent Events

The Company has evaluated subsequent events through the filing date of this document and determined there are no items to disclose.

Note 5 – Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are normally provided in the financial statements under ASC Topic No. 740 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Operating loss carry forwards generated during the period from March 26, 2008 (date of inception) through September 30, 2010 of $399,520 will begin to expire in 2028, and may be limited by the provisions of Internal Revenue Code Section 382 and other provisions as to their utilization. Deferred tax assets of approximately $139,832 have been completely offset by a valuation allowance that increased by approximately $67,664 and $21,470 during the six months ended September 30, 2010 and 2009, respectively.

jetPADS, Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Three and Six Months Ended September 30, 2010 and 2009 and the

Period of March 26, 2008 (Inception) to September 30, 2010

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

Since inception and as of September 30, 2010, the Company had booked a total of $917,139 in gross rental charges, plus booking fees, cleaning fees, and taxes totaling $112,535, resulting in net revenue and deferred revenue of $152,754, and $25,324, respectively.  At September 30, 2010, the Company had received total cash of $1,221,892, including $228,067 in refundable security deposits and $70,700 of customer over-payments.  Of this amount, $633,161 has been remitted to the property owners, with $156,847 remaining payable to property owners upon renters’ use of the properties. At September 30, 2010, the Company had a balance of $2,287 in restricted cash which represents a restricted cash deficit of $299,317.  The restricted cash deficit is calculated by adding the refundable security deposits, customer credits and cash payable to property owners, less a receivable due from renters of $81,890 payable prior to the renters’ use of the owners’ properties less the restricted cash on hand.

The Company’s founder, Mr. Kanaat, has utilized his connections to create a base inventory of secured luxury properties worldwide used in the marketing and advertising of jetPAD Homes.  Sales associates and concierge staff will be brought on board as revenues for rentals continue throughout 2010 for the jetPAD Homes program.  The Company has launched websites such as www.jetpadsdublin.com, www.jetpadsbahamas.com and www.jetpadslosangeles.com, and is working to launch European villas in Athens, Bahamas, Crete, Cannes, Dubai, Dublin, Florence, Ibiza, Istanbul, Madrid,  Mallorca, Mykonos, Rome, Nice, Monte Carlo, Marseilles, Cannes, and Venice.

The Company is already known for providing homes and condominiums around the world to customers based on a transient rental basis (less than 30 days per rental).

RESULTS OF OPERATIONS

During the three months ended September 30, 2010, we generated $70,926 in revenues from the rental of properties, compared to $17,148 during the same period in 2009,  and $209,221 from inception.  During the six months ended September 30, 2010, we generated $125,652 in revenue from the rental of properties, compared to $17,603 during the same period in 2009.  For the three month period ended September 30, 2010, we incurred operating expenses totaling $145,568, as compared to $71,822 during the same period in 2009.

For the six month period ended September 30, 2010, we had expenses totaling $274,767, as compared to $78,039 during the same period in 2009.  Expenses for 2010 have consisted primarily of legal and accounting fees, advertising costs, travel expenses and general and administrative expenses.  Since inception, we have incurred $544,421 in operating expenses through September 30, 2010.

As of September 30, 2010, the Company had $0 in cash on hand, restricted cash (see below for additional information) of $2,287, and accounts receivable of $81,890.  We had current liabilities of $500,878 and no long-term liabilities as of September 30, 2010.

During the year ended March 31, 2010, we entered into various agreements with vacation property owners to act as a short-term rental agent on behalf of the owners.  The agreements allow for us to retain a commission of 10% - 60% of the gross rental booking.  Since rental contracts between the owners and renters are cancellable up to the point of use of the owners’ properties by the renters, commissions are deferred and recognized as revenue once the renters complete their use of the owners’ properties.  The remaining 40%-90% of gross rental bookings, plus applicable taxes paid by the renters, are remitted to the owners upon the renters’ use of the owners’ properties.  At the time of booking, renters are required to pay a security deposit that is refundable to them after ensuring no damage was done to the owners’ properties subsequent to use by the renters.

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

JETPADS, INC.
(Registrant)

November 19, 2010	BY:	/s/ Robert Kanaat
Date
Robert Kanaat
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors