Form 10-Q
period 2010-12-31
JETPADS, INC.
filed 2011-02-22
CIK 1438392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As at February 22, 2011, there were 10,000,000 common shares issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements of jetPADS, Inc. (a Nevada corporation) (a development stage company) (the “Company”) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the Company's most recent audited financial statements for the year ended March 31, 2010, included in a Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on August 9, 2010.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed financial statements for the period ended December 31, 2010, are not necessarily indicative of the operating results that may be expected for the full year ending March 31, 2011.

jetPADS, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2010	March 31, 2010

	(Unaudited)
ASSETS
Current assets
Cash	$-	$-
Restricted cash (Note 3)	33,594	36,524
Accounts receivable (Note 3)	129,183	41,676
Prepaid expenses	-	9,500
Related party receivable (Note 7)	3,222	-
Total current assets	165,999	87,700

Total assets	$165,999	$87,700

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Checks drawn in excess of bank balances	$3,120	$-
Accounts payable and accrued liabilities	35,875	21,328
Customer payables (Note 3)	277,982	53,686
Property owner payables (Note 3)	249,600	106,959
Related party payables (Note 7)	61,448	72,948
Deferred revenue (Note 3)	48,772	27,453
Total current liabilities	676,797	282,374

Stockholders' deficit
Common stock, par value $.001, 100,000,000 shares authorized, 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	3,988	1,519
Other comprehensive loss	(32)	-
Deficit accumulated during the development stage	(524,754)	(206,193)
Total stockholders' deficit	(510,798)	(194,674)

Total liabilities and stockholders' deficit	$166,999	$87,700

See accompanying notes to the financial statements

jetPADS, Inc.
(A Development Stage Company)
Statements of Operations (unaudited)
					Period of March 26, 2008 (inception) to December 31, 2010

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Revenue, net of discounts and refunds	$35,731	$12,821	$161,384	$30,424	$244,952
Cost of Services	(15,519)	-	(57,879)	-	(71,986)
Net revenue	20,212	12,821	103,505	30,424	172,966

Operating Expenses
Professional fees	50,094	21,991	177,380	63,087	311,364
Advertising	16,000	15,971	46,830	28,329	92,528
Travel	24,782	15,952	87,384	15,952	117,186
Other general & administrative	54,416	14,331	108,465	38,916	168,635
Total operating expenses	145,292	68,245	420,059	146,284	689,713

Other income (expense)
Interest expense	(1,418)	(185)	(3,189)	(1,093)	(8,148)
Interest income	-	-	6	-	6
Foreign currency transaction loss	(1)	-	(89)	-	(1,132)
Other income	1,265	-	1,265	2	1,267
Total other income (expense)	(154)	(185)	(2,007)	(1,091)	(8,007)

Net loss available to common stockholders	$(125,234)	$(55,609)	$(318,561)	$(116,951)	$(524,754)

Other comprehensive loss
Foreign currency translation adjustment	57	-	(32)	-	(32)
Total comprehensive loss	$(125,177)	$(55,609)	$(318,593)	$(116,951)	$(524,786)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average shares outstanding	10,000,000	10,000,000	10,000,000	10,000,000

See accompanying notes to the financial statements

jetPADS, Inc.
(A Development Stage Company)
Statements of Cash Flows (unaudited)
			For the period March 26, 2008 (inception) to December 31, 2010

	Nine months ended December 31,
	2010	2009
Cash flows from operating activities
Net loss	$(318,561)	$(116,951)	$(524,754)
Changes in operating assets and liabilities:
Imputed interest on related party payable	2,469	432	3,988
Increase in accounts receivable	(87,507)	(80,876)	(129,183)
Decrease (Increase) in prepaid expenses	9,500	-	-
Increase (decrease) in accounts payable and accrued liabilities	14,547	(9,829)	35,875
Increase in customer payables	224,296	50,186	277,982
Increase in property owner payables	142,641	131,548	249,600
Increase in deferred revenue	21,319	43,315	48,772
Net cash provided by (used in) operating activities	8,704	17,825	(37,720)

Cash flows from investing activities
Advances to related party	(3,222)	-	(3,222)
Decrease (increase) in restricted cash	2,930	(48,432)	(33,594)
Net cash used in investing activities	(292)	(48,432)	(36,816)

Cash flows from financing activities
Increase in checks drawn in excess of bank balances	3,120	-	3,120
Proceeds from related party payables	42,298	30,965	115,639
Repayments of related party payables	(53,798)	(393)	(54,191)
Proceeds from sale of common stock	-	-	10,000
Net cash provided by (used in) financing activities	(8,380)	30,572	74,568

Effect of exchange rate on cash	(32)	-	(32)

Net change in cash	-	(35)	-
Cash at beginning of period	-	35	-
Cash at end of period	$-	-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the financial statements

jetPADS, Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2010 and 2009 and the

Period of March 26, 2008 (Inception) to December 31, 2010

Note 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended December 31, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2010 audited financial statements as reported in Form 10-K.  The results of operations for the period ended December 31, 2010 are not necessarily indicative of the operating results for the full year ended March 31, 2011.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its operating expenses, and (2) as a last resort, seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2010 and 2009 and the

Period of March 26, 2008 (Inception) to December 31, 2010

Note 3 – Rental Agent Contracts

During the year ended March 31, 2010 and subsequently through December 31, 2010, the Company has entered into various agreements with vacation property owners to act as a short-term rental agent on behalf of the owners. The agreements allow for the Company to retain a commission of 10% - 60% of the gross rental booking.  Since rental contracts between the owners and renters are cancellable up to the point of use of the owners’ properties by the renters, commissions are deferred and recognized as revenue once the renters complete their use of the owners’ properties.  The remaining 40%-90% of gross rental bookings, plus applicable taxes paid by the renters, are remitted to the owners upon the renters’ use of the owners’ properties.  At the time of booking, renters are required to pay a security deposit that is refundable to them after ensuring no damage was done to the owners’ properties subsequent to use by the renters.

Since inception and as of December 31, 2010, the Company had booked a total of $1,081,291 in gross rental charges, plus booking fees, cleaning fees, and taxes totaling $133,409, resulting in net revenue and deferred revenue of $172,966 and $48,772, respectively.  At December 31, 2010, the Company had received total cash of $1,492,267, including $277,982 in refundable security deposits and $85,546 of customer over-payments.  Of this amount, $669,810 has been remitted to the property owners, with $249,600 remaining payable to property owners upon renters’ use of the properties. At December 31, 2010, the Company had a balance of $33,594 in restricted cash which represents a restricted cash deficit of $364,805. The restricted cash deficit is calculated by adding the refundable security deposits (customer payables), customer credits and cash payable to property owners, less a receivable due from renters of $129,183 payable prior to the renters’ use of the owners’ properties less the restricted cash on hand.

Note 4 – Subsequent Events

The Company has evaluated subsequent events through the filing date of this document and determined there are no items to disclose.

Note 5 – Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are normally provided in the financial statements under ASC Topic No. 740 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Operating loss carry forwards generated during the period from March 26, 2008 (date of inception) through December 31, 2010 of $524,754 will begin to expire in 2028, and may be limited by the provisions of Internal Revenue Code Section 382 and other provisions as to their utilization. Deferred tax assets related to the net operating losses and temporary non-deductible deficiencies (if any) of approximately $183,664 have been completely offset by a valuation allowance that increased by approximately $111,496 and $40,933 during the nine months ended December 31, 2010 and 2009, respectively.

jetPADS, Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2010 and 2009 and the

Period of March 26, 2008 (Inception) to December 31, 2010

Note 5 – Income Taxes (Cont’d)

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1.The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2010 and March 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2010 and March 31, 2010. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

Note 6 – Leases

During the year ended March 31, 2010, the Company entered into a non-cancellable lease for a property which it intends to rent to customers. The lease requires minimum annual rental payments of $84,000 through March 2011.

Note 7 – Related Party Transactions

From inception to December 31, 2010, the Company has received loans from related parties totaling $115,639 to fund operations. Of this amount, $54,191 has been repaid leaving a balance payable of $61,448 as of December 31, 2010. The loans are non-interest bearing, due on demand and as such are included in current liabilities. Imputed interest has been charged to additional paid-in capital at an annual rate rate of 6%, resulting in $2,469 and $432 in interest expense for the nine months ended December 31, 2010 and 2009, respectively, and $3,988 since inception.

During the three months ended December 31, 2010, the Company advanced $3,222 in funds to establish a wholly owned Spanish subsidiary. The loan is non-interest bearing and will be eliminated upon establishment of the legal entity.

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

Since inception and as of December 31, 2010, the Company had booked a total of $1,081,291 in gross rental charges, plus booking fees, cleaning fees, and taxes totaling $133,409, resulting in net revenue and deferred revenue of $172,966, and $48,772, respectively.  At December 31, 2010, the Company had received total cash of $1,492,267, including $277,982 in refundable security deposits and $85,546 of customer over-payments.  Of this amount, $669,810 has been remitted to the property owners, with $85,546 remaining payable to property owners upon renters’ use of the properties.  At December 31, 2010, the Company had a balance of $33,594 in restricted cash which represents a restricted cash deficit of $364,805.  The restricted cash deficit is calculated by adding the refundable security deposits, customer credits and cash payable to property owners, less a receivable due from renters of $129,183 payable prior to the renters’ use of the owners’ properties less the restricted cash on hand.

The Company’s founder, Mr. Kanaat, has utilized his connections to create a base inventory of secured luxury properties worldwide used in the marketing and advertising of jetPAD Homes.  Sales associates and concierge staff will be brought on board as revenues for rentals continue throughout 2011 for the jetPAD Homes program.  The Company has launched websites such as www.jetpadsdublin.com, www.jetpadsbahamas.com and www.jetpadslosangeles.com, and is working to launch European villas in Athens, Bahamas, Crete, Cannes, Dubai, Dublin, Florence, Ibiza, Istanbul, Madrid,  Mallorca, Mykonos, Rome, Nice, Monte Carlo, Marseilles, and Venice.

The Company is already known for providing homes and condominiums around the world to customers based on a transient rental basis (less than 30 days per rental).

RESULTS OF OPERATIONS

During the three and nine months ended December 31, 2010, we generated $35,731 and $161,384, respectively, in revenues from the rental of properties, compared to $12,821 and $30,424, during the same respective periods in 2009, and $244,952 from inception.  For the three and nine month periods ended December 31, 2010, we incurred operating expenses totaling $145,292 and $420,059, respectively, as compared to $68,245 and $146,284, during the same respective periods in 2009.  Expenses for 2010 have consisted primarily of legal and accounting fees, advertising costs, travel expenses and general and administrative expenses.  Since inception, we have incurred $689,713 in operating expenses through December 31, 2010.

As of December 31, 2010, the Company had $0 in cash on hand, restricted cash (see below for additional information) of $33,594, and accounts receivable of $129,183.  We had current liabilities of $676,797 and no long-term liabilities as of December 31, 2010.

During the year ended March 31, 2010 and subsequently through December 31, 2010, we have entered into various agreements with vacation property owners to act as a short-term rental agent on behalf of the owners.  The agreements allow for us to retain a commission of 10% - 60% of the gross rental booking.  Since rental contracts between the owners and renters are cancellable up to the point of use of the owners’ properties by the renters, commissions are deferred and recognized as revenue once the renters complete their use of the owners’ properties.  The remaining 40%-90% of gross rental bookings, plus applicable taxes paid by the renters, are remitted to the owners upon the renters’ use of the owners’ properties.  At the time of booking, renters are required to pay a security deposit that is refundable to them after ensuring no damage was done to the owners’ properties subsequent to use by the renters.

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

JETPADS, INC.
(Registrant)

February 22, 2011	BY:	/s/ Robert Kanaat
Date
Robert Kanaat
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors