Form 10-K
period 2011-03-31
JETPADS, INC.
filed 2012-03-14
CIK 1438392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

Commission file number:  333-151867

jetPADS, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-2347451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 S Hill St., J-4, Los Angeles, CA	90014
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code:

(877) 538-7717

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

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  10,000,000 shares of common stock as of March 6, 2012.

PART I

Item 1.  Business

Business Development

jetPADS, Inc. was incorporated on March 26, 2008, in the state of Nevada.   As of March 31, 2011, we have commenced revenue generating activities.  The Company has entered into several agreements to act as a short-term rental agent on behalf of owners of various vacation properties.  These agreements allow for the Company to be compensated by commission based on a percentage of the gross rental fee charged to a user of the property.  We have never declared bankruptcy, we have never been in receivership, and we have never been involved in any legal action or proceedings except as set forth below.  Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions, or consolidations.

Business of Issuer

jetPADS, Inc. (the “Company” or “jetPADS”) is in the business of developing, owning, operating, and franchising jetPAD luxury vacation rentals and resort hotel condo suites worldwide. jetPAD rentals and their amenities are designed to appeal particularly to up-market travelers, featuring many of the creature comforts of a luxurious home or condo and providing well-appointed, high quality amenities and service to a burgeoning marketplace.  Through the rapid development and franchising of jetPAD properties in key international markets, the Company's goal is to capitalize on an underserved demand for worldwide luxury extended stay travel homes and resort hotel condo suites by creating and fostering a brand based on luxury, service, and commitment to excellence.

The Company launched its Website in the fall of 2008, and has launched into the first phase of its development of franchising and branding luxuriously appointed homes and condominiums with the jetPADS name.

The concept of jetPADS involves tapping into the growth of the vacation rental market industry.  jetPADS will cost-effectively initiate the Company’s first phase of its development by securing contracts with existing luxury homes and condominiums in highly vacationed spots around the world, and branding them with the jetPADS name.  jetPADS will all feature amenities such as high-end electronics, luxurious finishes, custom embroidered linens, fully-equipped chef kitchens, immaculate furnishings and design, views/location, and a team of people dedicated to customer satisfaction and excellence.  The Company has secured contracts with luxury home and condo owners.  This will allow jetPADS representatives to market an existing inventory to high-end clientele world-wide.  The Company will secure up to a 30% commission for all bookings made for properties in its portfolio and create a proven business model that it can then expand into the second phase of its operations, the design and construction of jetPAD Hotels worldwide.

GROWTH AND DEVELOPMENT STRATEGIES

The Company plans to secure contracts with prospective homeowners through the contacts and connections of its president and director, Mr. Kanaat.  Mr. Kanaat’s contacts own some of the most luxurious homes and condominiums around the world and have tentatively agreed to participate in the jetPADS program.

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

The Company’s founder, Mr. Kanaat, will utilize his connections to create a base inventory of secured luxury properties worldwide to be used in the marketing and advertising of jetPADS.  Sales associates and concierge staff will be brought on board as customers begin signing up for memberships for the jetPADS program.

The Company operates its day-to-day business by utilizing an enterprise version of the TenantWIZ Vacation Rental Software system which tracks all leads, sales, properties, digital contracts and more through one streamlined system.  The Company is working to foster its brand, while striving to deliver service at competitive prices.

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

Item 3. Legal Proceedings

On May 18, 2011, the Company was sued in California Superior Court for the return of funds deposited with it for a vacation rental.  The complaint alleges, inter alia, breach of contract, conversion and bad faith.  The amount of the conversion claim is $31,800.   Even if successful, the Company does not believe the claim will materially affect its financial statements. The claim has been recorded in the Company’s financial statements.

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

Of the 10,000,000 shares of common stock outstanding as of March 31, 2011, 2,750,000 shares were owned by our officer and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Holders

As of March 31, 2011, we have 10,000,000 shares of $0.001 par value common stock issued and outstanding held by 31 shareholders of record.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2011.

Item 6.  Selected Financial Data.

			From
			Inception
			(March 26,
	Year Ended	Year Ended	2008) to
	March 31,	March 31,	March 31,
	2011	2010	2011

Total operating expenses	$ 580,519	$ 227,870	$ 827,726
Net operating revenue	171,042	69,461	261,139
Net loss	(414,687)	(163,839)	(577,753)
Net cash provided (used in) by financing activities	(14,523)	72,555	68,425
Cash used in operating activities	(8,401)	(36,066)	(54,827)
Cash and cash equivalents on hand	-	-	-
Net loss per common share: Basic and Diluted	(0.04)	(0.02)	N/A
Weighted average number of common shares outstanding:
Basic and diluted	10,000,000	10,000,000	N/A
Stockholders’ deficit	$(606,270)	$ (194,674)

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

During the year ended March 31, 2010, the Company booked six reservations for a property owned by our President totaling $12,279.  This resulted in cleaning fee and commission revenue of $26 and $815, respectively.  As of March 31, 2010, there is no balance due to the property owner as a result of these bookings and $500 due to one customer representing a refundable security deposit.  These amounts are included in the account totals in the previous paragraph.  No such bookings occurred in the year ended March 31, 2011.

The Company’s founder, Mr. Kanaat, has utilized his connections to create a base inventory of secured luxury properties worldwide used in the marketing and advertising of jetPADS.  Sales associates and concierge staff will be brought on board as revenues for rentals continue throughout 2011 for the jetPADS program.

The Company is already known for providing homes and condominiums around the world to customers based on a transient rental basis (less than 30 days per rental).

RESULTS OF OPERATIONS

The Company has begun negotiating contracts with homeowners for inclusion in the jetPADS worldwide luxury rental inventory.  The Company has begun generating revenues and for the year ended March 31, 2011, the Company has generated net revenue of $171,042.  Total operating expenses for the year ended March 31, 2011, were $580,519, and consisted of $102,196 in professional fees for accountants, attorneys and transfer agent, $158,333 in other general and administrative expenses, $132,700 in travel expenses, $93,989 of officer compensation, $20,914 of bad debts and $72,387 in advertising costs.

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
& Bradshaw,
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
jetPADS, Inc.

We have audited the accompanying balance sheets of jetPADS, Inc. (the Company) as of March 31, 2011 and 2010, and the related statements of operations, changes in stockholders' deficit , and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has cash flow constraints, an accumulated deficit, and has not engaged in any significant operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 13, 2012

SALT LAKE CITY
5296 South Commerce Dr.
Suite 300
Salt Lake City, Utah 84107
Phone: 801.281.4700
Fax: 801.281.4701

KAYSVILLE
1284 West Flint Meadow Dr.
Suite D
Kaysville, Utah 84037
Phone: 801.927.1337
Fax: 801.927.1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

jetPADS, Inc.
Balance Sheets

	March 31,
	2011	2010
ASSETS
Current assets
Cash	$-	$-
Restricted cash	10,758	36,524
Accounts receivable, net of allowance of $7,489 in 2011 and $0 in 2010	17,473	41,676
Prepaid expenses	3,854	9,500
Total current assets	32,085	87,700

Equipment, less accumulated depreciation of $225 and $0	2,469	-

Total assets	$34,554	$87,700

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Checks drawn in excess of bank balances	$7,477	$-
Accounts payable and accrued liabilities	16,388	21,328
Customer payables	324,527	53,686
Property owner payables	224,401	106,959
Related party payables	50,948	72,948
Deferred revenue	17,083	27,453
Total current liabilities	640,824	282,374

Stockholders' deficit
Common stock, par value $0.001; 100,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	4,758	1,519
Other comprehensive loss	(148)	-
Deficit accumulated during the development stage	(620,880)	(206,193)
Total stockholders' deficit	(606,270)	(194,674)

Total liabilities and stockholders' deficit	$34,554	$87,700

See accompanying notes to the financial statements.

jetPADS, Inc.
Statements of Operations

	Year Ended March 31,
	2011	2010
Revenue, net of discounts and refunds	$244,670	$83,568
Cost of services	(73,628)	(14,107)
Net revenue	171,042	69,461

Operating expenses
Professional fees	102,196	69,985
Officer compensation	93,989	25,095
Bad debt	20,914	-
Advertising	72,387	45,698
Travel	132,700	29,802
Other general & administrative	158,333	57,292
Total operating expenses	580,519	227,870

Other income (expense)
Interest expense	(6,354)	(4,389)
Interest income	12	-
Foreign currency transaction loss	(133)	(1,043)
Other income	1,265	2
Total other income (expense)	(5,210)	(5,430)

Net loss available to common stockholders	$(414,687)	$(163,839)

Other comprehensive loss
Foreign currency translation adjustment	(148)	-
Total comprehensive loss	$(414,835)	$(163,839)

Basic and diluted loss per common share	$(0.04)	$(0.02)

Weighted average shares outstanding	$10,000,000	$10,000,000

See accompanying notes to the financial statements.

jetPADS, Inc.
Statement of Changes in Stockholders' Deficit

	Common Stock		Additional Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance, April 1, 2009	10,000,000	$10,000	$-	$-	$(42,354)	$(32,354)

Imputed interest	-	-	1,519	-	-	1,519
Net loss, year ended March 31, 2010	-	-	-	-	(163,839)	(163,839)
Balance, March 31, 2010	10,000,000	10,000	1,519	-	(206,193)	(194,674)

Imputed interest	-	-	3,239	-	-	3,239
Foreign currency translation	-	-	-	(148)	-	(148)
Net loss, year ended March 31, 2011	-	-	-	-	(414,687)	(414,687)
Balance, March 31, 2011	10,000,000	$10,000	$4,758	$(148)	$(620,880)	$(606,270)

See accompanying notes to the financial statements.

jetPADS, Inc.
Statements of Cash Flows

	Year Ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(414,687)	$(163,839)
Depreciation expense	225	-
Changes in operating assets and liabilities:
Imputed interest on related party payable	3,239	1,519
(Increase) decrease in accounts receivable	16,714	(41,676)
Increase in allowance for doubtful accounts	7,489	-
Decrease (increase) in prepaid expenses	5,646	(9,500)
Increase (decrease) in accounts payable and accrued liabilities	(4,940)	(10,668)
Increase (decrease) in customer payables	270,841	53,686
Increase (decrease) in property owner payables	117,442	106,959
Increase (decrease) in deferred revenue	(10,370)	27,453
Net cash used in operating activities	(8,401)	(36,066)

Cash flows from investing activities
Purchase of equipment	(2,694)	-
Decrease (increase) in restricted cash	25,766	(36,524)
Net cash provided by (used in) investing activities	23,072	(36,524)

Cash flows from financing activities
Increase in checks drawn in excess of bank balances	7,477	-
Proceeds from related party payables	-	72,948
Repayments of related party payables	(22,000)	(393)
Proceeds from sale of common stock	-	-
Net cash provided by (used in) financing activities	(14,523)	72,555

Effect of exchange rate on cash	(148)	-

Net change in cash	-	(35)
Cash at beginning of period	-	35
Cash at end of period	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$1,753	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements.

jetPADS, INC.

Notes to the Financial Statements

For the Years Ended March 31, 2011 and 2010

Note 1 – Nature of Business

jetPADS, Inc. (the “Company”) was incorporated on March 26, 2008 in the State of Nevada.  Its operations are primarily based in Los Angeles, CA.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year-end is March 31.

The Company acts as a short-term rental agent for various home owners for which bookings the Company collects a commission. The Company plans to further pursue the business of securing contracts on existing luxury homes, condominiums, apartments, and hotels.  Once the contracts have been secured, the Company will provide further high-end luxurious amenities and ultimately sell or rent its products and services to third parties.

Note 2 – Significant Accounting Policies

Cash

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.  The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.  At March 31, 2011 and 2010, the Company had $0 in cash, $10,758 and $36,524 in restricted cash and no cash equivalents, respectively. Restricted cash is reserved for the repayment of customer deposits.

Revenue Recognition

The Company's financial statements are prepared under the accrual method of accounting. Revenues are recognized in the period the services are performed and in accordance with revenue recognition policies consistent with SEC Staff Accounting Bulletin No. 104, primarily when the customer completes its stay. Costs are recorded in the period incurred rather than paid. The Company recognized revenues net of discounts and refunds of $244,670 and $83,568 during the years ended March 31, 2011 and 2010, respectively.

Deferred revenue arises as the Company receives payments from customers for the reservation of a rental property when that stay is in the future. Deferred revenue is recognized upon completion of the stay.

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

jetPADS, INC.

Notes to the Financial Statements

For the Years Ended March 31, 2011 and 2010

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated Useful Lives
Furniture and Fixtures	5 - 10 years
Computer Equipment	2 - 5 years
Vehicles	5 - 10 years

For reporting purposes, depreciation is computed under the straight-line method.   At March 31, 2011, the Company had the following property and equipment (none at March 31, 2010):

	Cost	Accumulated Depreciation	Net Book Value
Computers	$2,694	$(225)	$2,469

Advertising Costs

Advertising and promotion costs are expensed as incurred.  The Company incurred $72,387 and $45,698 of such costs during the years ended March 31, 2011 and 2010.

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has no material assets other than restricted cash and accounts receivable, nor does it have operations or a source of revenue sufficient to cover its operating  costs and allow it to continue as a going concern. The Company is currently attempting to increase revenues while controlling costs in order to initiate its business plan which will, if successful, mitigate these factors, which raise substantial doubt about the Company’s ability to continue as a going concern.  The Company will be dependent upon the raising of this additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officer and director has committed to advancing funds to cover certain operating costs of the Company.

jetPADS, INC.

Notes to the Financial Statements

For the Years Ended March 31, 2011 and 2010

Note 2 – Significant Accounting Policies (continued)

Recent Accounting Pronouncements

Accounting Standard Updates through number 2011-12 have been issued but do not apply to the Company.

Note 3 – Stockholders’ Equity

Common Stock

On March 26, 2008, the Company was formed with one class of common stock, par value $0.001. The Company authorized 100,000,000 shares of common stock.

In May 2008, the Company issued 10,000,000 shares of its common stock for cash at $.001 per share for a total cash consideration of $10,000. At March 31, 2011 and 2010, the Company had 10,000,000 common shares issued and outstanding. There are no preferred shares authorized, issued or outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2011 or 2010 and since inception. As of March 31, 2011 and 2010 and since inception, the Company had no potentially dilutive common shares.

Note 4 – Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are normally provided in the financial statements under ASC Topic No. 740 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Operating loss carry forwards generated during the period from March 26, 2008 (date of inception) through March 31, 2011 of approximately $620,880will begin to expire in 2028, and may be limited by the provisions of Internal Revenue Code Section 382 and other provisions as to their utilization. Deferred tax assets of approximately $260,770 have been completely offset by a valuation allowance that increased by $174,169 and $68,812 during the years ended March 31, 2011 and 2010, respectively.

.

jetPADS, INC.

Notes to the Financial Statements

For the Years Ended March 31, 2011 and 2010

Note 4 – Income Taxes (continued)

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1.  The Company recognized no increase in the liability for unrecognized tax benefits.  The Company has no tax positions at March 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits (if any) in interest expense and penalties in operating expenses.  No such interest or penalties were recognized during the periods presented.  The Company had no accruals for interest and penalties at March 31, 2011 or 2010. Tax years ending March 31, 2008 to through March 31, 2011 are open to examination by the taxing authorities.

Note 5 – Subsequent Events

The Company has evaluated subsequent events through the filing date of this document and determined there are no items to disclose.

Note 6 – Commitments and Contingencies

A former customer of the Company has brought a suit against it in which the customer claims he is entitled to a full refund of amounts paid for a booking that was not carried out plus punitive damages totaling over $100,000. The Company has fully accrued for liabilities relating to this suit for probable damages of $31,800.

Note 7 – Related Party Transactions

During the years ended March 31, 2011 and 2010, the Company received loans totaling $0 and $72,948 to fund operations from related parties. The loans carry a 0% interest rate, are due on demand and, as such, are included in current liabilities. Imputed interest of $3,239 and $1,519 for the years ended March 31, 2011 and 2010 has been imputed and is included in additional paid-in capital. Additionally, the Company repaid an outstanding shareholder and CEO loan of $22,000 and $393 during the years ended March 31, 2011 and 2010. There were outstanding shareholder loans of $50,948 and $72,948 as of March 31, 2011 and 2010.

The Company’s president provides management services on a contract basis. During the years ended March 31, 2011 and 2010, there were $93,989 and $10,281 charged to operations as management fees.

A relative of the Company’s president provides administrative services as needed.  During the years ended March 31, 2011 and 2010, there were $6,500 and $1,850 charged to general and administrative expenses.

The Company utilizes a reservation tracking system called TenantWIZ. The system allows for tracking of reservations, customer payments and payments remitted to property owners. TenantWIZ was developed by the Company’s sole officer and director and is owned by TenantWIZ Software Corp., a company under his control. Payments of $4,000 and $17,406 were made to TenantWIZ Software Corp. for use of the system during the years ended March 31, 2011 and 2010, respectively.

jetPADS, INC.

Notes to the Financial Statements

For the Years Ended March 31, 2011 and 2010

Note 8 – Rental Agent Contracts

The Company has entered into various agreements with vacation property owners to act as a short-term rental agent on behalf of the owners. The agreements allow for the Company to retain a commission of 10% - 40% of the gross rental booking.  Since rental contracts between the owners and renters are cancellable up to the point of use of the owners’ properties by the renters, commissions are deferred and recognized as revenue once the renters complete their use of the owners’ properties.  The remaining 60%-90% of gross rental bookings, plus applicable taxes paid by the renters, are remitted to the owners upon the renters’ use of the owners’ properties.  At the time of booking, renters are required to pay a security deposit that is refundable to them after ensuring no damage was done to the owners’ properties subsequent to use by the renters. The Company records commission revenues on a “net” basis as an agent for the property owners.

During the year ended March 31, 2010, the Company booked six reservations for a property owned by our President totaling $12,279. This resulted in cleaning fee and commission revenue of $726 and $815, respectively. As of March 31, 2010, there is no balance due to the property owner as a result of these bookings and $500 due to one customer representing a refundable security deposit.  These amounts are included in the account totals in the previous paragraph. No such bookings occurred in the year ended March 31, 2011.

Note 9 – Leases

During the year ended March 31, 2010, the Company entered into a lease for property which it intends to sub-lease to customers. The lease requires minimum monthly rental payments of $7,000 through March 2012. This property resulted in sub-lease revenues totaling $10,235 and deferred revenues totaling $5,888 during and as of the year ended March 31, 2011. Total rent expense for the years ended March 31, 2011 and 2010 was $71,943 and $14,107, respectively.

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

Item 9A.  Controls and Procedures.

As of March 31, 2011, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were not effective for the reasons discussed herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:  (1) inadequate segregation of duties consistent with control objectives.  The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2011.

Management believes that the material weakness set forth above did not have an effect on our financial results.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the fiscal year ended March 31, 2011, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2011, management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act.  Management conducted its evaluation of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that the design and operation of our internal controls and procedures were not effective as of March 31, 2011, for the reasons disclosed above. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Legal Proceedings.

On May 18, 2011, the Company was sued in California Superior Court for the return of funds deposited with jetPADS for a vacation rental.  The complaint alleges, inter alia, breach of contract, conversion and bad faith.  The amount of the conversion claim is $31,800.   Even if successful, the Company does not believe the claim will materially affect its financial statements.

Other than the action referenced above, during the past ten years, our Director and Officer has not been a party to any bankruptcy proceeding; has not been convicted in a criminal proceeding; is not subject to any order, judgment or decree of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and not been found by a court of competent jurisdiction, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

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

Item 11. Executive Compensation.

Following is the Summary Compensation table showing compensation of officers for the years ended March 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Kanaat, President	2011 2010	$ 93,989.44 $10,281.21(1)	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 14,813.53(1)	$ 93,989.44 $ 25,094.74

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

Director Compensation

Members of the Company’s Board of Directors do not receive compensation, as such, at this time.  Following is the Summary Compensation table showing compensation for directors paid for the years ended March 31, 2011 and 2010.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of March 31, 2011, hereby (i) by each person who is known by the Company to beneficially own more than five percent of the Common Stock, (ii) by each of the Company's Directors, (iii) by each of the Named Executive Officers and (iv) by all Executive Officers and Directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

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

2011:

$12,500

2010

$15,275

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2011:

$ 0

2010:

$0

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2011:

$ 0

Nature of Services:

2010:

$ 0

Nature of Services

Preparation of the Company’s corporate tax return for the fiscal year ended March 31, 2010 is currently underway.

All Other Fees:

2011:

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