Form 10-K/A
period 2011-03-31
JETPADS, INC.
filed 2012-04-04
CIK 1438392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2011.

Item 6.  Selected Financial Data.

	Year Ended	Year Ended
	March 31,	March 31,
	2011	2010

Total operating expenses	$ 580,519	$ 227,870
Net operating revenue	171,042	69,461
Net loss	(435,862)	(163,839)
Net cash provided (used in) by financing activities	(14,523)	72,555
Cash used in operating activities	(8,401)	(36,066)
Cash and cash equivalents on hand	-	-
Net loss per common share: Basic and Diluted	(0.04)	(0.02)
Weighted average number of common shares outstanding:
Basic and diluted	10,000,000	10,000,000
Stockholders’ deficit	$(627,445)	$ (194,674)

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

RESULTS OF OPERATIONS

The Company has begun negotiating contracts with homeowners for inclusion in the jetPADS worldwide luxury rental inventory.  The Company has begun generating revenues and for the year ended March 31, 2011, the Company has generated net revenue of $149,867.  Total operating expenses for the year ended March 31, 2011, were $580,519, and consisted of $102,196 in professional fees for accountants, attorneys and transfer agent, $158,333 in other general and administrative expenses, $132,700 in travel expenses, $93,989 of officer compensation, $20,914 of bad debts and $72,387 in advertising costs.

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

Item 8. Financial Statements and Supplementary Data.

jetPADS, Inc.
Balance Sheets

	March 31,
	2011	2010
	(Restated – Note 10)
ASSETS
Current assets
Cash	$-	$-
Restricted cash	10,758	36,524
Accounts receivable, net of allowance of $7,489 in 2011 and $0 in 2010	17,473	41,676
Prepaid expenses	3,854	9,500
Total current assets	32,085	87,700

Equipment, less accumulated depreciation of $225 and $0	2,469	-

Total assets	$34,554	$87,700

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Checks drawn in excess of bank balances	$7,477	$-
Accounts payable and accrued liabilities	16,388	21,328
Customer payables	324,527	53,686
Property owner payables	224,401	106,959
Related party payables	50,948	72,948
Deferred revenue	38,258	27,453
Total current liabilities	661,999	282,374

Stockholders' deficit
Common stock, par value $0.001; 100,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	4,758	1,519
Other comprehensive loss	(148)	-
Deficit accumulated during the development stage	(642,055)	(206,193)
Total stockholders' deficit	(627,445)	(194,674)

Total liabilities and stockholders' deficit	$34,554	$87,700

See accompanying notes to the financial statements.

jetPADS, Inc.
Statements of Operations

	Year Ended March 31,
	2011	2010
	(Restated – Note 10)
Revenue, net of discounts and refunds	$223,495	$83,568
Cost of services	(73,628)	(14,107)
Net revenue	149,867	69,461

Operating expenses
Professional fees	102,196	69,985
Officer compensation	93,989	25,095
Bad debt	20,914	-
Advertising	72,387	45,698
Travel	132,700	29,802
Other general & administrative	158,333	57,292
Total operating expenses	580,519	227,870

Other income (expense)
Interest expense	(6,354)	(4,389)
Interest income	12	-
Foreign currency transaction loss	(133)	(1,043)
Other income	1,265	2
Total other income (expense)	(5,210)	(5,430)

Net loss available to common stockholders	$(435,862)	$(163,839)

Other comprehensive loss
Foreign currency translation adjustment	(148)	-
Total comprehensive loss	$(436,010)	$(163,839)

Basic and diluted loss per common share	$(0.04)	$(0.02)

Weighted average shares outstanding	$10,000,000	$10,000,000

See accompanying notes to the financial statements.

jetPADS, Inc.
Statement of Changes in Stockholders' Deficit

	Common Stock		Additional Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance, April 1, 2009	10,000,000	$10,000	$-	$-	$(42,354)	$(32,354)

Imputed interest	-	-	1,519	-	-	1,519
Net loss, year ended March 31, 2010	-	-	-	-	(163,839)	(163,839)
Balance, March 31, 2010	10,000,000	10,000	1,519	-	(206,193)	(194,674)

Imputed interest	-	-	3,239	-	-	3,239
Foreign currency translation	-	-	-	(148)	-	(148)
Net loss, year ended March 31, 2011 (Restated – Note 10)	-	-	-	-	(435,862)	(435,862)
Balance, March 31, 2011 (Restated – Note 10)	10,000,000	$10,000	$4,758	$(148)	$(642,055)	$(627,445)

See accompanying notes to the financial statements.

jetPADS, Inc.
Statements of Cash Flows

	Year Ended March 31,
	2011	2010
	(Restated – Note 10)
Cash flows from operating activities
Net loss	$(435,862)	$(163,839)
Depreciation expense	225	-
Changes in operating assets and liabilities:
Imputed interest on related party payable	3,239	1,519
(Increase) decrease in accounts receivable	16,714	(41,676)
Increase in allowance for doubtful accounts	7,489	-
Decrease (increase) in prepaid expenses	5,646	(9,500)
Increase (decrease) in accounts payable and accrued liabilities	(4,940)	(10,668)
Increase (decrease) in customer payables	270,841	53,686
Increase (decrease) in property owner payables	117,442	106,959
Increase (decrease) in deferred revenue	10,805	27,453
Net cash used in operating activities	(8,401)	(36,066)

Cash flows from investing activities
Purchase of equipment	(2,694)	-
Decrease (increase) in restricted cash	25,766	(36,524)
Net cash provided by (used in) investing activities	23,072	(36,524)

Cash flows from financing activities
Increase in checks drawn in excess of bank balances	7,477	-
Proceeds from related party payables	-	72,948
Repayments of related party payables	(22,000)	(393)
Proceeds from sale of common stock	-	-
Net cash provided by (used in) financing activities	(14,523)	72,555

Effect of exchange rate on cash	(148)	-

Net change in cash	-	(35)
Cash at beginning of period	-	35
Cash at end of period	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$1,753	$-
Cash paid for income taxes	$-	$-

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

Note 4 – Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are normally provided in the financial statements under ASC Topic No. 740 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Operating loss carry forwards generated during the period from March 26, 2008 (date of inception) through March 31, 2011 of approximately $642,055 will begin to expire in 2028, and may be limited by the provisions of Internal Revenue Code Section 382 and other provisions as to their utilization. Deferred tax assets of approximately $269,664 have been completely offset by a valuation allowance that increased by $183,063 and $68,812 during the years ended March 31, 2011 and 2010, respectively.

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

Note 10 - Restatement

Subsequent to issuance, Management has subsequently determined to correct revenues and deferred revenues and has amended the March 31, 2011 financial statements.

1.

The Company corrected the early recognition of revenues.

Accordingly, the accompanying balance sheet, statement of operations, and statement of cash flows for the period amended at March 31, 2011, have been retroactively adjusted as summarized below:

Effect of Corrections	As Previously Reported	As Restated	Adjustment
BALANCE SHEET
At March 31, 2011
LIABILITIES
Deferred Revenue	$17,083	$38,258	$21,195
-Total current liabilities	$640,824	$661,999	$21,175

STOCKHOLDERS’ DEFICIT
-Deficit Accumulated During the Development Stage	$(620,880)	$(642,055)	$(21,175)
-Total stockholders’ deficit	$(606,270)	$(627,445)	$(21,175)

STATEMENT OF OPERATIONS
Year ended March 31, 2011
-Revenue, net of discounts and refunds	$244,670	$223,495	$(21,175)
-Net Revenue	171,042	149,867	(21,175)
-Net loss available to common stockholders	$(414,687)	$(435,862)	$(21,175)

STATEMENT OF STOCKHOLDERS’ EQUITY
At March 31, 2011
-Net loss, year ended March 31, 2011	$(414,687)	$(435,862)	$(21,175)
-Balance, March 31, 2011	$(620,880)	$(642,055)	$(21,175)

STATEMENT OF CASH FLOWS
Year ended March 31, 2011
-Net loss	$(414,687)	$(435,862)	$(21,179)
Decrease (Increase) in deferred revenue	$(10,370)	$10,805	$21,175

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