Form 10-Q
period 2011-09-30
JETPADS, INC.
filed 2012-04-04
CIK 1438392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As at September 30, 2011, there were 10,000,000 common shares issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements of jetPADS, Inc. (a Nevada corporation) (a development stage company) (the “Company”) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the Company's most recent audited financial statements for the year ended March 31, 2011, included in a Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2012.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed financial statements for the period ended September 30, 2011, are not necessarily indicative of the operating results that may be expected for the full year ending March 31, 2012.

jetPADS, Inc.
Consolidated Balance Sheets (Unaudited)

	September 30,	March 31,
	2011	2011
ASSETS
Current assets
Cash	$-	$-
Restricted cash	12,992	10,758
Accounts receivable, net of allowance of $2,504 and $7,489	5,843	17,473
Prepaid expenses	-	3,854
Total current assets	18,835	32,085

Equipment, less accumulated depreciation of $1,017 and $225	2,747	2,469

Total assets	$21,582	$34,554

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Checks drawn in excess of bank balances	$20,289	$7,477
Accounts payable and accrued liabilities	23,998	16,388
Customer payables	405,594	324,527
Property owner payables	245,466	224,401
Related party payables	78,425	50,948
Deferred revenue	1,433	38,258
Total current liabilities	775,205	661,999

Stockholders' deficit
Common stock, par value $0.001; 100,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	6,291	4,758
Other comprehensive loss	(148)	(148)
Accumulated deficit during the development stage	(769,766)	(642,055)
Total stockholders' deficit	(753,623)	(627,445)

Total liabilities and stockholders' deficit	$21,582	$34,554

See accompanying notes to the financial statements (unaudited).

jetPADS, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Revenue, net of discounts and refunds	$97,136	$70,926	$145,994	$125,652
Cost of services	(23,963)	(21,074)	(56,320)	(42,360)
Net revenue	73,173	49,852	89,674	83,292

Operating expenses
Professional fees	14,665	72,266	28,817	127,285
Officer compensation	32,124	-	61,195	-
Bad debt recoveries, net	(4,941)	-	(4,985)	-
Advertising	7,460	21,354	20,599	30,830
Travel	10,761	19,157	42,494	62,602
Other general and administrative	44,273	32,791	67,267	54,049
Total operating expenses	104,342	145,568	215,387	274,766

Other income (expense)
Interest expense	(901)	(843)	(1,999)	(1,771)
Interest income	1	-	1	6
Foreign currency transaction loss	-	(161)	-	(88)
Total other income (expense)	(900)	(1,004)	(1,998)	(1,853)

Net loss available to common stockholders	$(32,069)	$(96,720)	$(127,711)	(193,327)

Other comprehensive income (loss)
Foreign currency translation adjustment	-	10	-	(89)
Total comprehensive loss	$(32,069)	$(96,710)	$(127,711)	(193,416)

Basic and diluted loss per common share	$(0.00)	$(0.01)	(0.01)	(0.02)

Weighted average shares outstanding	10,000,000	10,000,000	10,000,000	10,000,000

See accompanying notes to the financial statements (unaudited).

jetPADS, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(127,711)	$(193,327)
Depreciation expense	792	-
Changes in operating assets and liabilities:
Imputed interest on related party payable	1,533	1,698
Decrease (increase) in accounts receivable	16,615	(40,214)
Increase (decrease) in allowance for doubtful accounts	(4,985)	-
Decrease (increase) in prepaid expenses	3,854	(20,809)
Increase in bank overdraft	-	4,261
Increase (decrease) in accounts payable and accrued liabilities	7,610	19,784
Increase (decrease) in customer payables	81,067	168,700
Increase (decrease) in property owner payables	21,065	49,888
Increase (decrease) in related party payables	27,447	-
Increase (decrease) in deferred revenue	(36,825)	(2,129)
Net cash used in operating activities	(9,508)	(12,148)

Cash flows from investing activities
Purchase of equipment	(1,070)	-
Decrease (increase) in restricted cash	(2,234)	34,237
Net cash provided by (used in) investing activities	(3,304)	34,237

Cash flows from financing activities
Increase in checks drawn in excess of bank balances	12,812	-
Repayments of related party payables	-	(22,000)
Net cash provided by (used in) financing activities	12,812	(22,000)

Effect of exchange rate on cash	-	(89)

Net change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$466	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements (unaudited).

jetPADs, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Six Month Period Ended September 30, 2011

Note 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended September 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2011 audited financial statements as reported in Form 10-K.  The results of operations for the period ended September 30, 2011 are not necessarily indicative of the operating results for the full year ended March 31, 2012.

The accompanying consolidated financial statements include the accounts of the Company, as well as the accounts of Jet Luxury Rentals, Inc., a wholly-owned subsidiary of the Company organized under the laws of the State of Delaware in July, 2011.  All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

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

jetPADs, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Six Month Period Ended September 30, 2011

Note 3 – Rental Agent Contracts

During the year ended March 31, 2011 and subsequently through September 30, 2011, the Company has entered into various agreements with vacation property owners to act as a short-term rental agent on behalf of the owners. The agreements allow for the Company to retain a commission of 10% - 60% of the gross rental booking.  Since rental contracts between the owners and renters are cancellable up to the point of use of the owners’ properties by the renters, commissions are deferred and recognized as revenue once the renters complete their use of the owners’ properties.  The remaining 40%-90% of gross rental bookings, plus applicable taxes paid by the renters, are remitted to the owners upon the renters’ use of the owners’ properties.  At the time of booking, renters are required to pay a security deposit that is refundable to them after ensuring no damage was done to the owners’ properties subsequent to use by the renters.

Note 4 – Subsequent Events

The Company has evaluated subsequent events through the filing date of this document and determined there are no items to disclose.

Note 5 – Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are normally provided in the financial statements under ASC Topic No. 740 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Operating loss carry forwards generated during the six month periods ended September 30, 2011 and 2010 of $127,711 and $193,327, respectively, will begin to expire in 2030, and may be limited by the provisions of Internal Revenue Code Section 382 and other provisions as to their utilization. Deferred tax assets related to the net operating losses and temporary non-deductible deficiencies (if any) of approximately $44,699 and $67,664, respectively, have been completely offset by a valuation allowance.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1.The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at September 30, 2011 and March 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at September 30, 2011 and March 31, 2011. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

jetPADs, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Six Month Period Ended September 30, 2011

Note 6 – Leases

During the year ended March 31, 2010, the Company entered into a lease for property which it intends to sub-lease to customers. The lease requires minimum monthly rental payments of $7,000 through March 2012. This property resulted in sub-lease revenues totaling $19,190 and $10,235 and deferred revenues totaling $16,829 and $10,235 during the periods ended September 30, 2011 and 2010, respectively.  Total rent expense for the six month periods ended September 30, 2011 and 2010 was $40,791 and $42,560, respectively.

Note 7 – Related Party Transactions

As of September 30, 2011 and March 31, 2011, the Company has a balance payable to related parties totaling $78,425 and $50,948, respectively.  The loans are non-interest bearing, due on demand and as such are included in current liabilities. Imputed interest has been charged to additional paid-in capital at an annual rate of 6%, resulting in $1,533 and $3,239 in interest expense for the six month periods ended September 30, 2011 and 2010, respectively.

During the six month period ended September 30, 2011, the Company booked three reservations for a property owned by the Company’s President, totaling $19,190.  This resulted in a cleaning fee and commission revenue of $750 and $18,440, respectively.  As of September 30, 2011, there is no balance due to the property owner as a result of these bookings and $3,000 due to two customers representing refundable deposits.

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

During the year ended March 31, 2011 and subsequently through September 30, 2011, the Company has entered into various agreements with vacation property owners to act as a short-term rental agent on behalf of the owners. The agreements allow for the Company to retain a commission of 10% - 60% of the gross rental booking.  Since rental contracts between the owners and renters are cancellable up to the point of use of the owners’ properties by the renters, commissions are deferred and recognized as revenue once the renters complete their use of the owners’ properties.  The remaining 40%-90% of gross rental bookings, plus applicable taxes paid by the renters, are remitted to the owners upon the renters’ use of the owners’ properties.  At the time of booking, renters are required to pay a security deposit that is refundable to them after ensuring no damage was done to the owners’ properties subsequent to use by the renters.

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

RESULTS OF OPERATIONS

During the three and six months ended September 30, 2011, we generated $97,136 and $145,994, respectively, in revenues from the rental of properties, compared to $70,926 and $126,652 during the same respective periods in 2010.  For the three and six month periods ended September 30 2011, we incurred operating expenses totaling $104,342 and $215,387, respectively, as compared to $145,568 and $274,766, during the same respective periods in 2010.  Expenses for 2011 have consisted primarily of legal and accounting fees, advertising costs, travel expenses, executive compensation and general and administrative expenses.

As of September 30, 2011, the Company had $0 in cash on hand, restricted cash (see below for additional information) of $12,992, and accounts receivable of $5,843.  We had current liabilities of $775,205 and no long-term liabilities as of September 30, 2011.

During the year ended March 31, 2011 and subsequently through September 30, 2011, we have entered into various agreements with vacation property owners to act as a short-term rental agent on behalf of the owners.  The agreements allow for us to retain a commission of 10% - 60% of the gross rental booking.  Since rental contracts between the owners and renters are cancellable up to the point of use of the owners’ properties by the renters, commissions are deferred and recognized as revenue once the renters complete their use of the owners’ properties.  The remaining 40%-90% of gross rental bookings, plus applicable taxes paid by the renters, are remitted to the owners upon the renters’ use of the owners’ properties.  At the time of booking, renters are required to pay a security deposit that is refundable to them after ensuring no damage was done to the owners’ properties subsequent to use by the renters.

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

3.1*

Articles of Incorporatoin

3.2*

Bylaws

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