Form 10-Q
period 2011-12-31
JETPADS, INC.
filed 2012-04-04
CIK 1438392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As at December 31, 2011, there were 10,000,000 common shares issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements of jetPADS, Inc. (a Nevada corporation) (a development stage company) (the “Company”) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the Company's most recent audited financial statements for the year ended March 31, 2011, included in a Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2012.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed financial statements for the period ended December 31, 2011, are not necessarily indicative of the operating results that may be expected for the full year ending March 31, 2012.

jetPADS, Inc.
Consolidated Balance Sheets (Unaudited)

	December 31,	March 31,
	2011	2011
ASSETS
Current assets
Cash	$-	$-
Restricted cash	10,194	10,758
Accounts receivable, net of allowance of $2,504 and $7,489	8,542	17,473
Prepaid expenses	-	3,854
Total current assets	18,736	32,085

Equipment, less accumulated depreciation of $1,443 and $225	2,321	2,469

Total assets	$21,057	$34,554

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Checks drawn in excess of bank balances	$12,460	$7,477
Accounts payable and accrued liabilities	23,475	16,388
Customer payables	434,479	324,527
Property owner payables	245,466	224,401
Related party payables	78,425	50,948
Deferred revenue	508	38,258
Total current liabilities	794,813	661,999

Stockholders' deficit
Common stock, par value $0.001; 100,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	7,061	4,758
Other comprehensive income (loss)	(148)	(148)
Accumulated deficit during the development stage	(790,669)	(642,055)
Total stockholders' deficit	(773,756)	(627,445)

Total liabilities and stockholders' deficit	$21,057	$34,554

See accompanying notes to the financial statements (unaudited).

jetPADS, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Revenue, net of discounts and refunds	$1,251	$35,731	$147,245	$161,384
Cost of services	-	(15,519)	(56,320)	(57,879)
Net revenue	1,251	20,212	90,925	103,505

Operating expenses
Professional fees	1,342	50,094	30,159	177,380
Officer compensation	14,640	-	75,835	-
Bad debt	-	-	(4,985)	-
Advertising	-	16,000	20,599	46,830
Travel	1,612	24,782	43,827	87,384
Other general and administrative	11,523	54,416	79,070	108,465
Total operating expenses	29,117	145,292	244,505	420,059

Other income (expense)
Interest expense	(868)	(1,418)	(2,867)	(3,189)
Interest income	-	-	2	6
Foreign currency transaction loss	-	(1)	-	(89)
Other income	7,831	1,265	7,831	1,265
Total other income (expense)	6,963	(154)	4,966	(2,007)

Net loss available to common stockholders	$(20,903)	$(125,234)	$(148,614)	(318,561)

Other comprehensive income (loss)
Foreign currency translation adjustment	-	57	-	(32)
Total comprehensive loss	$(20,903)	$(125,177)	$(148,614)	(318,593)

Basic and diluted loss per common share	$(0.00)	$(0.01)	(0.01)	(0.03)

Weighted average shares outstanding	10,000,000	10,000,000	10,000,000	10,000,000

See accompanying notes to the financial statements (unaudited).

jetPADS, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended December 31,
	2011	2010
Cash flows from operating activities
Net loss	$(148,614)	$(318,561)
Depreciation expense	1,218	-
Changes in operating assets and liabilities:
Imputed interest on related party payable	2,303	2,469
Decrease (increase) in accounts receivable	13,916	(87,507)
Increase (decrease) in allowance for doubtful accounts	(4,985)	-
Decrease (increase) in prepaid expenses	3,854	9,500
Increase (decrease) in accounts payable and accrued liabilities	7,087	14,547
Increase (decrease) in customer payables	109,952	224,296
Increase (decrease) in property owner payables	21,065	142,641
Increase (decrease) in related party payables	27,477	-
Increase (decrease) in deferred revenue	(37,750)	21,319
Net cash provided by (used in) operating activities	(4,477)	8,704

Cash flows from investing activities
Advances to related party	-	(3,222)
Purchase of equipment	(1,070)	-
Decrease (increase) in restricted cash	564	2,930
Net cash provided by (used in) investing activities	(506)	(292)

Cash flows from financing activities
Increase in checks drawn in excess of bank balances	4,983	3,120
Proceeds from related party payables	-	42,298
Repayments of related party payables	-	(53,798)
Net cash provided by (used in) financing activities	4,983	(8,380)

Effect of exchange rate on cash	-	(32)

Net change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$564	$-
Cash paid for income taxes	$-	$-
See accompanying notes to the financial statements (unaudited).

jetPADs, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Nine Month Period Ended December 31, 2011

Note 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended December 31, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2011 audited financial statements as reported in Form 10-K.  The results of operations for the period ended December 31, 2011 are not necessarily indicative of the operating results for the full year ended March 31, 2012.

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

Note 3 – Rental Agent Contracts

During the year ended March 31, 2011 and subsequently through December 31, 2011, the Company has entered into various agreements with vacation property owners to act as a short-term rental agent on behalf of the owners. The agreements allow for the Company to retain a commission of 10% - 60% of the gross rental booking.  Since rental contracts between the owners and renters are cancellable up to the point of use of the owners’ properties by the renters, commissions are deferred and recognized as revenue once the renters complete their use of the owners’ properties.  The remaining 40%-90% of gross rental bookings, plus applicable taxes paid by the renters, are remitted to the owners upon the renters’ use of the owners’ properties.  At the time of booking, renters are required to pay a security deposit that is

jetPADs, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Nine Month Period Ended December 31, 2011

Note 3 – Rental Agent Contracts (Continued)

refundable to them after ensuring no damage was done to the owners’ properties subsequent to use by the renters.

Note 4 – Subsequent Events

The Company has evaluated subsequent events through the filing date of this document and determined there are no items to disclose.

Note 5 – Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are normally provided in the financial statements under ASC Topic No. 740 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Operating loss carry forwards generated during the nine month periods ended December 31, 2011 and 2010 of $148,614 and $318,561, respectively, will begin to expire in 2030, and may be limited by the provisions of Internal Revenue Code Section 382 and other provisions as to their utilization. Deferred tax assets related to the net operating losses and temporary non-deductible deficiencies (if any) of approximately $52,015 and $111,496, respectively, have been completely offset by a valuation allowance.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1.The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2011 and March 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2011 and March 31, 2011. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

Note 6 – Leases

During the year ended March 31, 2010, the Company entered into a lease for property which it intends to sub-lease to customers. The lease requires minimum monthly rental payments of $7,000 through March 2012. This property resulted in sub-lease revenues totaling $19,190 and $10,235 and deferred revenues totaling $16,829 and $10,235 during the nine month periods ended December 31, 2011 and 2010, respectively.  Total rent expense for the nine month periods ended December 31, 2011 and 2010 was $36,970 and $56,944, respectively.

Note 7 – Related Party Transactions

As of December 31, 2011 and March 31, 2011, the Company has a balance payable to related parties totaling $78,425 and $50,948, respectively.  The loans are non-interest bearing, due on demand and as such are included in current liabilities. Imputed interest has been charged to additional paid-in capital at an annual rate  of 6%, resulting in $2,303 and $2,469 in interest expense for the nine month periods ended December 31, 2011 and 2010, respectively.

jetPADs, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Nine Month Period Ended December 31, 2011

Note 7 – Related Party Transactions (Continued)

During the nine month period ended December 31, 2011, the Company booked three reservations for a property owned by the Company’s President, totaling $19,190.  This resulted in a cleaning fee and commission revenue of $750 and $18,440, respectively.  As of December 31, 2011, there is no balance due to the property owner as a result of these bookings and $3,000 due to two customers representing refundable deposits.

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

During the year ended March 31, 2011 and subsequently through December 31, 2011, the Company has entered into various agreements with vacation property owners to act as a short-term rental agent on behalf of the owners. The agreements allow for the Company to retain a commission of 10% - 60% of the gross rental booking.  Since rental contracts between the owners and renters are cancellable up to the point of use of the owners’ properties by the renters, commissions are deferred and recognized as revenue once the renters complete their use of the owners’ properties.  The remaining 40%-90% of gross rental bookings, plus applicable taxes paid by the renters, are remitted to the owners upon the renters’ use of the owners’ properties.  At the time of booking, renters are required to pay a security deposit that is refundable to them after ensuring no damage was done to the owners’ properties subsequent to use by the renters.

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

RESULTS OF OPERATIONS

During the three and nine months ended December 31, 2011, we generated $1,251 and $147,245, respectively, in revenues from the rental of properties, compared to $35,731 and $161,384 during the same respective periods in 2010.  For the three and nine month periods ended December 31 2011, we incurred operating expenses totaling $29,117 and $244,505, respectively, as compared to $145,292 and $420,059, during the same respective periods in 2010.  Expenses for 2011 have consisted primarily of legal and accounting fees, travel expenses, officer compensation  and general and administrative expenses.

As of December 31, 2011, the Company had $0 in cash on hand, restricted cash (see below for additional information) of $10,194, and accounts receivable of $18,736.  We had current liabilities of $794,813 and no long-term liabilities as of December 31, 2011.

During the year ended March 31, 2011 and subsequently through December 31, 2011, we have entered into various agreements with vacation property owners to act as a short-term rental agent on behalf of the owners.  The agreements allow for us to retain a commission of 10% - 60% of the gross rental booking.  Since rental contracts between the owners and renters are cancellable up to the point of use of the owners’ properties by the renters, commissions are deferred and recognized as revenue once the renters complete their use of the owners’ properties.  The remaining 40%-90% of gross rental bookings, plus applicable taxes paid by the renters, are remitted to the owners upon the renters’ use of the owners’ properties.  At the time of booking, renters are required to pay a security deposit that is refundable to them after ensuring no damage was done to the owners’ properties subsequent to use by the renters.

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

Articles of Incorporation

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