Form 10-Q/A
period 2011-06-30
JETPADS, INC.
filed 2012-04-16
CIK 1438392

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Jetpads, Inc. (“the Company”) for the quarter ended June 30, 2011 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on April 4, 2012.  The Amendment is being filed to submit Exhibits 101.  The amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way.  Those sections of the Original Filing that are unaffected by the Amendment are not included herein.  The Amendment continues to speak as of the date of the Original Filing.  Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing.  Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

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

Number

Description

31

Rule 13a-14(a)/15d-14a(a) Certifications

32

Section 1350 Certifications

101.INS*

XBRL Instance

101.SCH*

XBRL Taxonomy Extension Schema

101.CAL*

XBRL Taxonomy Extension Calculation

101.DEF*

XBRL Taxonomy Extension Definition

101.LAB*

XBRL Taxonomy Extension Labels

101.PRE*

XBRL Taxonomy Extension Presentation

*  XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETPADS, INC.
(Registrant)

April 13, 2012	BY:	/s/ Robert Kanaat
Date
Robert Kanaat
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors

3