Form 10-Q/A
period 2011-09-30
JETPADS, INC.
filed 2012-04-17
CIK 1438392

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Jetpads, Inc. (“the Company”) for the quarter ended September 30, 2011 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on April 4, 2012.  The Amendment is being filed to submit Exhibits 101.  The amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment.

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